Form 10-K
period 1993-12-31
CHEMICAL WASTE MANAGEMENT INC
filed 1994-03-29
CIK 800287

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-9253
                       ----------------------------------
                        CHEMICAL WASTE MANAGEMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       36-2989152
     (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

              3001 BUTTERFIELD ROAD, OAK BROOK, ILLINOIS   60521
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (708)218-1500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of Each Exchange on
                 Title of Each Class                    Which Registered
         ---------------------------------      ------------------------------
     Common Stock, $.01 par value                    New York Stock Exchange
                                                     Chicago Stock Exchange
     Liquid Yield Option/TM/ Notes due 2010          New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No ___
                                  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK OF THE REGISTRANT HELD BY STOCKHOLDERS WHO WERE NOT AFFILIATES (AS DEFINED BY REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION) OF THE REGISTRANT WAS APPROXIMATELY $458,890,244 AT FEBRUARY 1, 1994 (BASED ON THE CLOSING SALE PRICE ON THE NEW YORK STOCK EXCHANGE COMPOSITE TAPE ON JANUARY 31, 1994, AS REPORTED BY THE WALL STREET JOURNAL (MIDWEST EDITION)).

     AT MARCH 23, 1994, THE REGISTRANT HAD ISSUED AND OUTSTANDING AN AGGREGATE OF 212,422,463 SHARES OF ITS COMMON STOCK.

                      DOCUMENTS INCORPORATED BY REFERENCE

     THOSE SECTIONS OR PORTIONS OF THE REGISTRANT'S 1993 ANNUAL REPORT TO STOCKHOLDERS AND OF THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 5, 1994 DESCRIBED IN PARTS II, III AND IV HEREOF ARE INCORPORATED BY REFERENCE IN THIS REPORT.
================================================================================

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

     Chemical Waste Management, Inc. ("CWM") and its subsidiaries (hereinafter collectively referred to as the "Company" unless the context indicates otherwise) are leading providers of hazardous waste management services and various other environmental and industrial services. The Company furnishes chemical waste management services, including transportation, treatment, resource recovery and disposal, to commercial and industrial customers, as well as to other waste management companies and to governmental entities. The Company also furnishes radioactive waste management services, primarily to electric utilities and governmental entities. Through Rust International Inc. ("Rust"), an approximately 56%-owned subsidiary, the Company also furnishes engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries.

     On December 31, 1992, CWM entered into an agreement with The Brand Companies, Inc. ("Brand") and Wheelabrator Technologies Inc. ("WTI"), an approximately 55% owned subsidiary of WMX Technologies, Inc. ("WMX"), pursuant to which CWM and WTI agreed to organize Rust and to acquire newly issued shares of Rust in exchange for contributing certain businesses and assets to Rust. Under that agreement, CWM contributed primarily its hazardous substance remediation services business, its approximately 56% ownership interest in Brand and its 12% ownership interest in Waste Management International plc ("WM International"). WTI contributed to Rust primarily its engineering and construction and environmental and infrastructure consulting services businesses and its international engineering unit based in London. On May 7, 1993, Brand was merged into a subsidiary of Rust, and shares of Brand (other than those owned by Rust) were converted, on a one-for-one basis, into shares of Rust, or, for those Brand stockholders so electing, the right to receive $18.75 per Brand share in cash. Rust is currently owned approximately 56% by CWM, 40% by WTI and 4% by public stockholders.

     The Company participates internationally in the waste management services industry through its equity interest in WM International, a company owned 12% by Rust, 12% by WTI, 56% by WMX and 20% by public stockholders. WM International provides a wide range of solid and hazardous waste management services (or has interests in projects or companies providing such services) in various countries in Europe and in Argentina, Australia, Brunei, Hong Kong, Indonesia, Malaysia and New Zealand.

     Through the end of 1992, the Company categorized its operations in two industry segments: hazardous waste management and related services and specialty contracting services. Beginning in 1993, to reflect the Company's acquisition of a majority interest in Rust, the Company has categorized the latter segment (which is composed of all of its non-core businesses) as engineering, construction, industrial and related services. For information relating to revenues, expenses and identifiable assets attributable to the Company's different industry segments, see Note 16 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

     Regulatory or technological developments relating to the environment may require companies engaged in environmental services businesses, including the Company, to modify, supplement or replace equipment and facilities at costs which may be substantial. Because certain of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential discharge of materials into the environment, a material portion of the Company's capital expenditures is, directly or indirectly, related to such items. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on pages 7 to 14 of the Company's 1993 Annual Report to Stockholders (which discussion is filed as an exhibit to this report and incorporated by reference herein) for a review of property and equipment expenditures by the Company for the last three years. The Company does not expect such expenditures, which are incurred in the ordinary course of business, to have a materially adverse impact on its and its subsidiaries' combined earnings or its or its subsidiaries' competitive position in the foreseeable future because the Company's environmental services businesses are based upon compliance with environmental laws and regulations and its services are priced accordingly.

     Although the Company strives to conduct its operations in compliance with applicable laws and regulations, the Company believes that in the existing climate of heightened legal, political and citizen awareness and concerns, companies in the environmental services industry, including the Company, will be faced, in the normal course of operating their businesses, with fines and penalties and the need to expend funds for remedial work and related activities with respect to waste treatment, storage and disposal facilities. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Such estimates are subsequently revised, as deemed necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revision will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

     The environmental services industry is subject to extensive and evolving regulation by federal, state, local and foreign authorities. Due to the complexity of regulation of the industry and to public awareness, implementation of existing and future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations but is not always able to do so. The Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations.

     The Company was incorporated in Delaware as a wholly-owned subsidiary of WMX in 1978, and since then has acquired certain businesses owned by WMX or others. The Company is approximately 79% owned by WMX. The Company's common stock is listed on the New York Stock Exchange under the trading symbol "CHW" and is also listed on the Chicago Stock Exchange.

     Unless the context indicates to the contrary, all statistical and financial information under Items 1 and 2 of this report is given as of December 31, 1993, and where such information relates to any period prior to 1993, it is presented as if Rust had been in existence throughout such period. Statistical and financial data appearing under the caption "Hazardous Waste Management and Related Services" relates only to the Company's core business of chemical waste and low-level and other radioactive waste services and does not include any data relating to Rust. See "Engineering, Construction and Related Services."

HAZARDOUS WASTE MANAGEMENT AND RELATED SERVICES

     CWM's principal business (excluding Rust and its subsidiaries) is to provide chemical waste management services, including transportation, treatment, resource recovery and disposal, to commercial and industrial customers, as well as to other waste management companies and to governmental entities. CWM also provides radioactive waste management services, primarily to electric utilities and governmental entities. The principal services provided by CWM and its subsidiaries (excluding Rust) accounted for the following percentages of CWM's hazardous waste management and related services revenue for each of the three years in the period ended December 31, 1993:

                                              Year Ended December 31
                                             -------------------------
                                              1991     1992     1993
                                             -------  -------  -------
Treatment, resource recovery and disposal      63.2%    68.5%    70.6%
Special services                               21.4%    15.3%    18.6%
Transportation                                 15.4%    16.2%    10.8%

     The revenues and net income from such services can fluctuate for interim periods and from year to year for a number of reasons, including adverse weather conditions and that demand for the services may be seasonal (less demand in the winter months) and may be driven by changes in regulations.

CHEMICAL WASTE MANAGEMENT SERVICES

     In the United States, most chemical wastes generated by industrial processes are handled "on-site" at the generators' facilities. Since the mid-1970's, public awareness of the harmful effects of unregulated disposal of chemical wastes on the environment and health has led to extensive and evolving federal, state and local regulation of chemical waste management activities.
The major federal statutes regulating the management of chemical wastes include the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), the Toxic Substances Control Act ("TSCA") and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), all primarily administered by the United States Environmental Protection Agency ("EPA"). CWM's business is heavily dependent upon the extent to which regulations promulgated under these or similar state statutes and their enforcement over time effectively require wastes to be managed in facilities of the type owned and operated by the Company.

     The chemical wastes handled by the Company include industrial by-products and residues that have been identified as "hazardous" pursuant to RCRA (see "Regulation--Chemical Waste" herein), as well as other materials contaminated with a wide variety of chemical substances. The Company operates chemical waste treatment, storage or disposal facilities in 18 states and is able to service customers in most parts of the country through this network of facilities. Additionally, certain chemical wastes, such as polychlorinated biphenyls ("PCBs"), are transported greater distances because they can be accepted only at a limited number of treatment or disposal facilities. The Company also owns a majority interest in a subsidiary which operates a resource recovery facility, a disposal facility and storage facilities in Mexico.

     The ongoing chemical waste management services provided by the Company are typically performed pursuant to nonexclusive service agreements that obligate the Company to accept from the customer chemical wastes conforming to the provisions of the agreement. Fees are determined by such factors as the chemical composition and volume or weight of the wastes involved, the type of transportation or processing equipment utilized and distance to the processing or disposal facility. The Company periodically reviews and adjusts the fees charged for its services.

     Prior to performing services for a customer, the Company's specially trained personnel review the customer's waste profile sheet prepared by the customer which contains information about the chemical composition of the waste. A representative sample of the chemical waste may be analyzed in a Company laboratory or in an independent laboratory for the purpose of enabling the Company to recommend and approve the best method of transportation, treatment and disposal and to designate a facility permitted to accept the waste. Upon arrival at one of the Company's treatment, resource recovery or disposal facilities, and prior to unloading, a representative sample of the delivered waste is tested for several key characteristics and analyzed to confirm that it conforms to the customer's waste profile sheet.

 Treatment, Resource Recovery and Disposal

     The Company's treatment and resource recovery operations involve processing chemical wastes through the use of thermal, physical, chemical or other treatment methods at one or more of the Company's facilities. The residual material produced by these interim processing operations is either disposed of by burial in a secure disposal cell or by deep well injection, or it may be managed through one of the Company's resource recovery programs. For example, when drummed sludges are accepted by the Company for treatment and disposal, any free liquids are decanted, recoverable liquids are separated for subsequent treatment or reclamation, and nonrecoverable liquids are incinerated or stabilized prior to disposal.

Thermal Treatment

     Thermal treatment refers primarily to processes that use incineration as the principal mechanism for waste destruction. Since August 1983, the Company has operated a non-PCB fixed hearth incinerator at its facility in Sauget, Illinois. Between 1986 and 1989, the Company completed three additional incinerators at that facility. The Company also operates a 150 million BTU per hour rotary kiln incinerator at its Port Arthur, Texas facility which is permitted to destroy PCB wastes.

     The Company's facilities also include a rotary kiln incinerator located in Chicago, Illinois which has not operated since February 1991 when there was an explosion in the kiln. Although the incinerator is fully functional, the Company has not resumed operations at the facility and is continuing to discuss with the Illinois Environmental Protection Agency the conditions under which operations may resume.

     The Company is seeking joint venture partners and reviewing other strategic alternatives for certain of its incineration facilities.

Physical, Chemical and Other Treatment Methods

     Physical treatment methods include distillation, evaporation and separation. While distillation and evaporation utilize heat to remove liquids from solids or sludges, separation utilizes such techniques as sedimentation, filtration and flocculation to remove solid materials from liquids. Sedimentation involves the settling of particles suspended in a liquid, filtration involves passing a liquid through a porous mass to separate suspended particles, and flocculation causes suspended material to form a loosely aggregated mass. Certain aqueous wastes are also physically treated through the use of a mobile carbon absorption filtration system. These methods may be used alone or in conjunction with chemical, thermal or biological processes, the goal being to reduce the volume of waste material or to make it suitable for further treatment or disposal.

     Chemical treatment methods include chemical oxidation and reduction, chemical precipitation of heavy metals, hydrolysis and neutralization of acid and alkaline wastes. Also, the Company has developed the CHEM-MATRIX/R/ system for waste stabilization, which reduces the mobility and toxicity of hazardous constituents and chemically binds them into a stable, solid mass prior to disposal. These methods involve the transformation of wastes into inert materials through one or more chemical reaction processes.

Resource Recovery

     The Company has developed a program of reclamation and reuse of certain chemical wastes, particularly solvent-based wastes, that are generated by various industrial cleaning operations and metal finishing and other industrial processes. Spent solvents that can be recycled are processed through thin film evaporators and other processing equipment and are distilled into clean, usable products. Nonrecoverable organic liquids with sufficient heat value are blended to meet strict specifications for use as supplemental fuels for cement kilns, blast furnaces and other high-efficiency boilers. The Company has developed specialized equipment and processes for these purposes and has established relationships with a number of supplemental fuel users around the country that will accept the blended material.

Disposal

     The Company's secure land disposal facilities either have interim status or have been issued permits under RCRA (see "Regulation--Chemical Waste" and "Properties" herein). In general, the Company's land disposal facilities have received the necessary permits and approvals to accept chemical wastes, although some of such sites may only accept certain chemical wastes. Only chemical wastes which are in a stable, solid form and which meet the applicable regulatory requirements may be buried in the Company's secure disposal cells. These land disposal facilities are sited, constructed and operated in a manner designed to provide long-term containment of such waste. In accordance with current applicable regulatory requirements, the Company's secure disposal cells are being designed and engineered with double synthetic liners and double collection systems for leachate (liquid which has percolated through or drained from the buried waste). The synthetic liner system is placed over a three foot layer of compacted clay at the bottom of the cell. Above each high density polyethylene liner is a layer of synthetic or natural drainage material in which any leachate that might form would be collected for removal. Completed secure disposal cells are capped with synthetic material, covered with a layer of topsoil and seeded to reduce the possibility that liquid might enter the cell. Closed cells must be maintained for at least 30 years.

     At three of its locations, the Company isolates treated chemical wastes in liquid form by injection into deep wells (see "Properties" herein). Deep well technology involves drilling wells in suitable rock formations far below the base of fresh water and separated from it by other substantial geological confining layers.

Other Chemical Waste Services

     The Company furnishes other specialized chemical waste services. For example, the Company provides waste reduction consulting services for industrial clients with the goal of designing site-specific waste minimization programs, and to that end conducts facility inspections and evaluations of alternatives for managing customer waste streams. Customer support services also include assured destruction of sensitive materials (aged, counterfeit or damaged products), on-site management services with respect to chemical process wastes, assistance to small quantity generators in complying with RCRA, and consolidation, secure packaging and transportation of small quantities of aged chemicals, reagents and other laboratory wastes for disposal.

 Transportation

     Chemical waste may be collected from customers and transported by the Company or delivered by customers to the Company's facilities. Chemical waste is transported by the Company primarily in specially constructed tankers and semi-trailers, including stainless steel and rubber or epoxy-lined tankers and vacuum trucks, or in containers or drums on trailers designed to comply with applicable regulations and specifications of the U.S. Department of Transportation ("DOT") relating to the transportation of hazardous materials. The Company's chemical waste transportation fleet includes approximately 395 tractors and 920 trailers. Liquid waste is frequently transported in bulk but also may be transported in drums. Heavier sludges or bulk solids are transported in sealed roll-off boxes or bulk trailers. The Company may utilize the services of subcontractors to transport waste in some circumstances. In some locations, the Company may also utilize rail transportation by means of tank cars, piggyback trailers or intermodal containers.

     The Company operates 35 transportation centers from which its transportation fleet is dispatched or fleet maintenance operations are conducted. The Company also operates several facilities at which waste collected from or delivered by customers may be analyzed and consolidated prior to further shipment.

LOW-LEVEL AND OTHER RADIOACTIVE WASTE SERVICES

     Radioactive wastes with varying degrees of radioactivity are generated by nuclear reactors and by medical, industrial, research and governmental users of radioactive material. Radioactive wastes are generally classified as either high-level or low-level. High-level radioactive waste, such as spent nuclear fuel and waste generated during the reprocessing of spent fuel from nuclear reactors, contains substantial quantities of long-lived radionuclides and is the ultimate responsibility of the federal government. Low-level radioactive waste, which decays more quickly than high-level waste, largely consists of dry compressible wastes (such as contaminated gloves, paper, tools and clothing), resins and filters which have removed radioactive contaminants from nuclear reactor cooling water, solidified wastes from power plants which have become contaminated with radioactive substances and irradiated hardware.

     The Company provides comprehensive low-level radioactive waste management services in the United States consisting of disposal, processing and various other special services, and transportation. To a lesser extent, it also provides services with respect to radioactive waste which has become mixed with regulated chemical waste. The Company generally enters into long-term service agreements with its customers. A particular agreement may include all or part of the services performed by the Company.

 Disposal

     The Company's radioactive waste disposal operations currently involve low-level radioactive waste only. Its Barnwell, South Carolina facility is one of two licensed commercial low-level radioactive waste disposal facilities in the United States, and has been in operation since 1971. Waste accepted for burial at the Barnwell facility is segregated by waste classification and placed in specially engineered disposal cells of various sizes excavated in clay-rich soils. Waste, which must be in approved containers, is placed in a trench, backfilled and covered with compacted clay-rich cap material followed by topsoil. Systematic environmental monitoring is conducted in accordance with state and federal licensing requirements.

     Fees for burial are set by the Company based upon volume, level of radioactivity and handling considerations. A trust has been established and funded to pay the estimated cost of decommissioning the Barnwell facility. A second fund, for the extended care of the facility, is funded by a surcharge on each cubic foot of waste received. In the event the extra charges collected to restore and maintain the facility are insufficient to cover the costs of restoring or maintaining the site after its closure (which the Company has no reason to expect), the Company may be liable for the extra costs. Through an annual license fee, the State of South Carolina recovers direct and indirect costs it incurs to monitor facility operations.

     In accordance with the aims of the Low-Level Radioactive Waste Policy Act of 1980, eight southeastern states comprise the Southeast Interstate Low-Level Radioactive Waste Management Compact (the "Southeast Compact"). The Southeast Compact initially designated the Barnwell site as the disposal facility to receive all low-level radioactive waste generated in the eight-state compact region through 1992. Late in 1985, Congress passed the Low-Level Radioactive Waste Policy Amendments Act (the "1985 Act"). In addition to consenting to the Southeast Compact and six other regional compacts, the 1985 Act, among other things, amended prior law to allow continued access to the Barnwell facility by generators located outside the compact region. In exchange for such continued access, generators outside the Southeast Compact region pay surcharges to the State of South Carolina for each cubic foot of waste disposed of by the Company. The 1985 Act also established milestones for states that are not part of a compact region with an operating disposal facility. If the development of new facilities does not progress in accordance with such milestones, penalties may be imposed in the form of higher surcharges and, ultimately, denial of access to the Barnwell facility.

     During September 1986, the Southeast Compact Commission designated North Carolina as the next state to host the Southeast Compact regional disposal facility, and since then the State of North Carolina has been taking steps toward siting and licensing a regional disposal facility. In December 1993, the North Carolina Low-Level Radioactive Waste Management Authority voted to select a site in that state for development by the Company as a regional disposal facility. During 1992, South Carolina adopted legislation allowing the Barnwell site to continue operating until December 31, 1995, and to continue receiving waste generated outside the Southeast Compact until June 30, 1994. The Southeast Compact subsequently increased the surcharges payable by generators located outside the compact region. The Company expects the South Carolina legislature to consider extending to December 31, 1995 the date the Barnwell site must stop accepting waste generated outside the Southeast Compact, but there can be no assurance that such extension will be obtained.

     During the third quarter of 1989, the Company entered into contracts with the responsible agencies for the Southeast Compact and the Central Midwest Low-Level Radioactive Waste Compact, whose member states are Illinois and Kentucky (the "Central Midwest Compact"), to site, license, construct, operate and close new regional low-level radioactive waste disposal facilities for those Compacts, which facilities are intended to be located in North Carolina and Illinois, respectively. During the third quarter of 1990, the Company entered into a similar contract for the Appalachian States Low-Level Radioactive Waste Compact (whose member states are Pennsylvania, West Virginia, Maryland and Delaware). The terms of these contracts range from 20 to 30 years. Because of the difficulties associated with the process of siting and licensing such facilities, their development has not proceeded in the manner and on the schedule contemplated by the respective Compact authorities. For example, in October 1992, a special state commission which had been examining the siting of a proposed disposal facility in Illinois declined to approve it, as a consequence of which the timetable for establishing such a facility is uncertain. The Company was subsequently directed to stop certain of its work under its contract with the Central Midwest Compact.

     At this time the Company is unable to predict the effect which these developments might have upon its business. However, the Company's earnings for one or more fiscal quarters or years could be adversely affected if the Company is unable to open a new facility in North Carolina after the closure of the Barnwell site.

 Special Services

     The Company processes low-level radioactive waste at its customers' plants to enable such waste to be shipped in dry rather than liquid form to meet the requirements for receipt at disposal facilities and to reduce the volume of waste that must be transported. Processing operations include solidification, demineralization, dewatering and filtration. The Company's services in this regard include supplying all equipment, containers, associated hardware, operating personnel and quality control programs and procedures. In addition, the Company can design and fabricate specialized equipment and containers to meet the requirements of individual customers.

     Other services offered by the Company include decommissioning nuclear facilities, which involves dismantling buildings and equipment (projects that typically are nonrecurring), and providing electro-chemical, abrasive and chemical removal of radioactive contamination. In addition, the Company provides management services for spent nuclear fuel storage pools. The Company has developed techniques and equipment such as crusher/shear to process nonfuel components stored in such pools, in order to create more space for spent fuel storage. Through a joint venture and an exclusive domestic licensing agreement with a German company, the Company is developing and marketing in the United States nuclear waste management services and products currently in use in Europe, including casks and other products for handling spent fuel.

 Transportation

     Most low-level radioactive waste is transported by truck to burial sites. In order to meet the special needs of its customers, the Company develops transportation plans ranging from per trip service to dedication of equipment. The Company's transportation fleet consists of approximately 25 tractors and 85 heavy-duty trailers, including specialty trailers such as shielded vans, drop decks and lowboys. Transportation terminals are located in South Carolina and Illinois.

     Low-level radioactive waste requiring additional shielding must be transported in shipping casks licensed by the U.S. Nuclear Regulatory Commission ("NRC"). The Company owns approximately 60 such casks, as well as a variety of other containers designed to meet the varying needs of the nuclear industry.

ENGINEERING, CONSTRUCTION, INDUSTRIAL AND RELATED SERVICES

     Rust is a leading provider, through its subsidiaries, of engineering, construction and environmental and infrastructure consulting services, hazardous substance remediation services and other on-site industrial and related services, primarily to clients in government and in the chemical, petrochemical, nuclear, energy, utility, pulp and paper, manufacturing, environmental services and other industries. The types of engineering, construction and environmental and infrastructure consulting services provided by Rust include process and design engineering, plant, facility and related infrastructure construction, project and construction management and oversight services, site analyses, remedial investigations, feasibility studies, environmental assessments, and architectural services. The types of hazardous substance remediation and other on-site industrial and related services provided by Rust include on-site remediation of hazardous substances, scaffolding, industrial cleaning and maintenance and nuclear and utility services and maintenance. In addition, Rust provides engineering and environmental and infrastructure consulting services to clients in several countries outside of North America.

ENGINEERING, CONSTRUCTION AND ENVIRONMENTAL AND INFRASTRUCTURE CONSULTING
SERVICES

     The industrial engineering services provided by Rust are of two general types, process engineering and facility design engineering. Process engineers create the processes by which facilities operate, such as chemical, petrochemical, energy and pulp and paper plants. Design engineering services provided by Rust encompass the following disciplines: architectural; electrical; control systems; process piping; mechanical; structural; heating, ventilation and air conditioning ("HVAC"); and civil. The construction services provided by Rust include primarily the new construction and retrofitting of power generation facilities, including coal-fired power plants, nuclear power plants, gas turbine and cogeneration plants, and industrial facilities, including chemical, petrochemical, pulp and paper, food and beverage, iron and steel, automotive, utility and industrial power and other manufacturing facilities. Rust also requisitions and procures equipment and construction materials for clients, performs quality assurance and quality control oversight of vendor manufacturing practices and provides infrastructure and marine construction, dredging, underwater diving, and dismantling and demolition services. Rust's engineering and construction services are provided on a stand-alone basis but are also provided together under engineering, procurement and construction contracts which include engineering services, procurement of facility equipment and materials and construction services.

     Rust's environmental and infrastructure consulting services provide alternative solutions for client problems relating to removing and disposing of hazardous and toxic substances, and managing solid waste, water and wastewater, groundwater and air resources. Such services are provided primarily to private industry and also to federal, state and local governments, including the Department of Defense (the "DOD") and the Department of Energy (the "DOE"). The services include performing remedial investigations for the purpose of characterizing hazardous waste sites, preparing risk assessment reports and feasibility studies setting forth recommended alternative remedial actions, and providing engineering design and construction oversight services for remediation projects. The services provided also include the siting, permitting, design and construction oversight of solid and hazardous waste landfills and related facilities. Study, design and construction oversight services are also provided, primarily to municipalities, in connection with wastewater collection and treatment, potable water supply treatment and distribution, and the building of streets, highways, airports, bridges, waterways and rail services.
Additional services provided through Rust include environmental assessment services, the design of systems to properly and safely store, convey, treat and dispose of industrial, hazardous and radioactive materials, and consulting services regarding disposal, waste minimization methods and techniques, air quality regulation and industrial hygiene and safety.

     Through a series of acquisitions completed during the period from late
1992 through February 1994, Rust has developed an international engineering and consulting business performing projects in 24 countries. In Europe, Rust has offices in the United Kingdom, Germany, Sweden and Italy. Rust has offices located throughout the Asia Pacific region, including Australia, Hong Kong, China, Singapore, Malaysia and Indonesia. Rust also has an office in Dubai, U.A.E. Rust's foreign subsidiaries provide process and design engineering services, environmental and infrastructure engineering services and construction management services to national, regional and local governments and to clients in the utility and industrial power and general manufacturing industries. In addition, Rust provides engineering and consulting services to WM International worldwide.

     Rust received 45%, 43% and 52% of its total consolidated revenues in 1991, 1992 and 1993, respectively, from the performance of engineering, construction and environmental and infrastructure consulting services. The revenues and net income from such services can fluctuate for interim periods and from year to year for any number of reasons, including (i) the seasonal nature of significant portions of the business (less activity during the winter months), and (ii) performance hindrances such as technical problems, labor shortages or disputes, weather and delays caused by other external sources.

REMEDIATION AND OTHER ON-SITE INDUSTRIAL AND RELATED SERVICES

 Hazardous Substance Remediation Services

     Rust performs on-site hazardous chemical and radioactive substance remediation services for clients in the chemical, petrochemical, automotive and other manufacturing industries and for federal, state and local government entities, including the DOD and the DOE in connection with such projects as the remediation of military bases and other government installations, the EPA in connection with CERCLA projects and various state environmental agencies. Rust treats hazardous substances on-site using a variety of methods and technologies, including, among others, mobile incineration technology, thermal desorption to separate organic contaminants from soils or solids for subsequent treatment of the organic vapor stream, sludge drying, soil washing, stabilization, physical separation and, to a lesser extent, bioremediation, which involves the breakdown of hazardous substances with microorganisms. Rust's hazardous substance remediation services also include the containment and closure of contaminated sites and the cleaning, relining and sealing of liquid containment and treatment ponds, lagoons and other surface impoundments.

     Hazardous substance remediation services provided to Rust's private industry clients often involve the implementation of "records of decision" promulgated by the EPA in response to results of EPA environmental analysis and investigation. In connection with the remediation of military bases and other government installations, the DOD and DOE are experimenting with awarding multi-disciplined remediation contracts known as Total Environmental Restoration Contracts ("TERCs") and Environmental Restoration and Management Contracts ("ERMCs") to a single company capable of providing the management services necessary to oversee the entire project. The company selected is, in effect, the project's general contractor. In August 1993, the U.S. Army Corps of Engineers awarded to Rust two TERCs under which Rust could be paid up to $350 million over a ten year period. As the TERCs are structured, Rust will perform work pursuant to individual delivery orders negotiated on a project-by-project basis. There can be no assurance that the number of delivery orders ultimately issued or successfully negotiated and performed by Rust will aggregate $350 million in fees. Rust intends to utilize its integrated approach to providing a full range of engineering, construction, environmental consulting, on-site hazardous substance remediation and other industrial services to pursue additional comprehensive federal government contracts.

 On-Site Industrial and Related Services

     Rust provides various on-site industrial and related services. Such services consist primarily of scaffolding, industrial cleaning, catalyst handling, plant services and nuclear and utility services. Rust provides scaffolding services primarily to the chemical, petrochemical and utilities industries, as well as other clients. In most cases, the scaffolding services are provided in conjunction with periodic, routine cleaning and maintenance of refineries, chemical plants and utilities, although such services are also performed in connection with new construction projects. Rust performs four types of industrial cleaning services -- water blasting, chemical cleaning, vacuuming and water filtration--primarily for clients in the petrochemical, chemical, and pulp and paper industries, utilities and, to a lesser extent, the government sector. Rust's catalyst handling services include the unloading, screening, classifying for reuse, disposing and reloading of catalyst, primarily to customers in the refining, petrochemical, chemical and gas processing industries using solid catalyst in reactors to convert, through chemical reactions, various hydrocarbon substances into higher grades or specific products and to remove unwanted byproducts. Rust's on-site plant services include providing personnel to perform mechanical and electrical services, equipment installation, welding, HVAC, warehousing and inventory management services and technical support in the area of industrial hygiene and safety training. Rust assists clients in the nuclear and utility industries in solving electrical, mechanical, engineering and related technical services problems. Rust also provides spent fuel storage (rerack) services to the nuclear power industry.

     Rust received 55%, 57% and 48% of its total consolidated revenues in 1991, 1992 and 1993, respectively, from the performance of hazardous substance remediation and other on-site industrial and related services (including asbestos abatement services until the May 1992 sale of that business as described in "Acquisitions and Dispositions"). The revenues and net income from such services can fluctuate for interim periods and from year to year for a number of reasons, including that (i) the demand for many of these services is seasonal (less activity during the winter months), (ii) the performance of such services on a given project may be affected by technical problems, labor shortages and disputes, weather and delays caused by external sources and fluctuations in the price of materials, (iii) in the case of the hazardous substance remediation business, changes in federal, state and local funding or enforcement priorities, and (iv) in the case of on-site industrial and related services, demand is also affected by the periodic scheduling of outages at utilities and other industrial facilities.

BACKLOG

     Rust's backlog consists of uncompleted portions of engineering, construction, environmental and infrastructure consulting, remediation and on-site industrial and other related services contracts.

     As of December 31, 1993, Rust had estimated consolidated backlog of work under contracts believed to be firm of $1.022 billion, as compared with an estimated backlog of $902 million as of December 31, 1992. Approximately 73% of Rust's consolidated backlog is expected to be completed in 1994. Although backlog reflects only business considered to be firm and is an indication of future revenues, there can be no assurance that contract cancellations or scope adjustments will not occur, or as to when revenue from such backlog will be realized. Backlog shown above does not include approximately $350 million in respect of TERCs awarded to Rust by the U. S. Army Corps of Engineers in 1993. See "Remediation and Other On-Site Industrial and Related Services--Hazardous Substance Remediation Services." There can be no assurance that specific projects identified and performed by the Company pursuant to such TERCs will result in aggregate revenues of $350 million over the terms of such contracts.

EQUITY INVESTMENTS

     Rust owns approximately 12% of the outstanding ordinary shares of WM International, a leading international provider of comprehensive waste management and related services which conducts substantially all of the waste management operations located outside of North America of WMX and its affiliates. WM International records and reports its earnings in Pounds Sterling. Currency fluctuations affecting the Pounds Sterling exchange rates will cause Rust's earnings from WM International to fluctuate. Rust may from time to time engage in hedging transactions in order to mitigate the effect of such exchange fluctuations.

     Rust and OHM Corporation each hold approximately 40% of the outstanding shares of NSC Corporation ("NSC"). The remaining outstanding shares are publicly held. NSC is an environmental services company providing asbestos abatement and other related services to a broad range of commercial and industrial clients and governmental agencies throughout the United States. During 1993, NSC consummated a transaction with Brand and WMX, pursuant to which NSC acquired the assets of the asbestos abatement division of Brand in exchange for the issuance to Brand of NSC common stock and all of its interest in several industrial cleaning and maintenance services businesses. See "Acquisitions and Dispositions."

COMPLIANCE

     Because generators remain responsible by law for their hazardous wastes even after the wastes have been transferred to a third party for disposal, the Company believes that an essential part of the services it provides to its customers is a high level of confidence regarding its ability to comply with applicable environmental regulatory requirements. The Company's compliance program has been developed for each of its operational facilities under the direction of its experienced professional compliance staff, many of whose members have prior environmental regulatory experience. The Company's requirements are in certain cases more stringent than those imposed by regulation. See "Regulation" herein.

     The Company views compliance as the responsibility of all its employees and periodically conducts training programs on various aspects of hazardous materials management. Each treatment and disposal facility has a compliance coordinator assigned to it. Facility laboratories are monitored by the Company's quality assurance and quality control personnel. The Company's in-house environmental attorneys and other professionals closely follow regulatory developments and have extensive experience in dealing with compliance matters.

     The Company believes that community relations are an integral part of its responsibility and, for each community in which it operates, has set up programs to respond to community concerns.

TECHNOLOGY

     The Company's hazardous waste analytical and development activities include an extensive quality assurance and quality control program involving periodic audits of Company laboratories, verification of laboratory performance and the establishment of standards for analytical work performed at the Company's own facilities as well as at outside laboratories utilized by the Company. Other activities include development of analytical methods, performance of waste sample analyses for certain customers and participation in the federal and state regulatory processes.

     The Clemson Technical Center (the "Center") located in Anderson, South Carolina and currently being operated by Rust, provides the Company with technical support, including hazardous substance treatability studies and pilot plant design and demonstration services. Such services often are funded by third parties. For instance, the Center is currently performing process development services on behalf of Rust under four programs being funded by the DOE to test specific technology applications at DOE facilities.

     The Company owns or licenses a number of patents and patent applications or other proprietary technology that are important to various aspects of its business, but the patents and licenses are not considered material to the conduct of any of its businesses. The Company believes that its businesses depend primarily on such factors as quality and cost of services, project development capability, engineering and technical skill, and financial strength rather than on patent protection.

CUSTOMERS AND MARKETING

     CWM's services are primarily marketed by its local sales force located throughout the United States. Sales personnel develop and maintain relationships with clients in an effort to keep abreast of planned future projects and, where applicable, to attempt to ensure that CWM is included on proposal or bid lists. With respect to its chemical waste management services business, sales efforts have been directed at establishing relationships with virtually all of the several hundred largest industrial companies in the United States, with large governmental departments and agencies and, more recently, with small quantity generators of chemical wastes. A portion of such services performed by CWM is arranged through brokers. CWM's radioactive waste management operations provide services primarily to electric utilities operating nuclear power plants, as well as to industrial companies, universities, hospitals and the federal government.

     Rust's services are primarily marketed by Rust's local sales force located throughout the United States. Rust markets its services by stressing its skills, project performance record, the price at which its services are provided and the efficiency with which its services are performed. Rust also stresses its safety record, particularly with respect to its on-site industrial and related services, the nature of which involve, in some cases, a substantial degree of safety risk. Rust also promotes its engineering and construction services by entering into relationships with third parties for the purpose of developing projects. In connection therewith, Rust may from time to time have some portion of its capital resources at risk in connection with financing, designing, building, owning and operating such projects.

     Rust received 11.6%, 8.7% and 15.8% of its total consolidated revenues in 1991, 1992 and 1993, respectively, from WMX and its affiliates. Transactions with WMX and its affiliates are conducted on a competitive basis and there is no assurance that Rust will continue to receive substantially similar amounts of revenue from WMX or its affiliates. However, WMX and its affiliates have agreed that Rust will be the preferred provider to WMX and its affiliates (other than WM International) of the types of services provided by Rust, subject to certain limitations. Rust also received 11.6% of its total consolidated revenues in 1993 from direct contracts with the United States Government and its departments and agencies. Business with the United States Government is also highly competitive, and there is no assurance that Rust will continue to receive such business.

     No other customer or related group of customers accounted for a material portion of the Company's business in 1993.

COMPETITION

     Competition in the chemical waste management services market is encountered from a number of sources, including several national or regional waste management firms, firms specializing primarily in chemical waste management, local waste management firms and, to a much greater extent, generators of chemical wastes which seek to reduce the volume of or otherwise process and dispose of such wastes themselves. The basis of competition is primarily technical expertise and the price, quality and reliability of service.

     The Company does not believe that any other firm offers as many treatment technologies and as broad a network of chemical waste transportation, treatment, storage and disposal facilities as does the Company. Due to the significant extent to which certain chemical waste generators process and dispose of such wastes themselves, the Company does not believe that any company accounts for a material portion of the total domestic chemical waste management market. As a result of the considerable capital expenditures needed to develop a permitted treatment, storage or disposal facility for chemical wastes, and the difficulty of obtaining permits, companies which have such permitted facilities may have a competitive advantage.

     In addition to the Company's Barnwell, South Carolina facility, there is only one other licensed commercial low-level radioactive waste disposal facility in operation in the United States, located near Richland, Washington. Since January 1, 1993, that facility accepts waste for disposal only from certain states west of the Mississippi River. Of the electric utilities in the United States that operate nuclear power plants, most are located in the eastern portion of the country. The Company believes that it currently disposes of the majority of low-level radioactive waste generated commercially in states east of the Mississippi River at its Barnwell facility. Because licensed disposal facilities require considerable capital expenditures, and because licenses are difficult to obtain, companies which have licensed facilities may have a competitive advantage. However, many of the Company's utility customers are believed to be considering on-site storage of low-level radioactive waste. Competition in the other nuclear services provided by the Company is encountered from a number of companies.

     Although Rust is a leading provider of engineering, construction, environmental and infrastructure consulting, hazardous substance remediation and other on-site industrial and related services, the Company does not believe that any entity accounts for a material portion of this decentralized, highly fragmented market. The service industries in which Rust operates are highly competitive and certain aspects require substantial human and capital resources. Rust encounters intense competition, primarily in pricing, quality and reliability of services from various sources in all aspects of its engineering, construction, environmental and infrastructure consulting services and its construction, hazardous substance remediation, and industrial and other on-site and related services operations. Other competitive factors include the ability to deliver an expanded range of environmentally related services, type of equipment used, response time and employee safety record. Some competitors of Rust may have substantially greater financial resources than Rust. Particularly with respect to large contracts, such as for the government sector, or contracts or bids with respect to construction or development of industrial or power facilities, Rust may be required to commit substantial resources over a long period of time without any assurance of being selected to perform, or of successfully completing such projects.

     Until such time as WMX ceases to own shares having a majority of the voting power in the election of CWM's directors, WMX has agreed not to engage directly or indirectly in the storage, processing, treatment or disposal of (i) low-level radioactive waste in the United States or Canada, (ii) hazardous wastes regulated under RCRA, or wastes the storage, treatment or disposal of which was regulated under TSCA at the time of WMX's agreement with the Company in September 1986 or (iii) such wastes in Canada which would be so regulated in the United States. The Company has also entered into an Amended and Restated International Business Opportunities Agreement with WMX, Rust, WTI, WM International and an affiliate of WM International pursuant to which, in part, the Company agreed that, in order to minimize the potential for conflicts of interest among various subsidiaries under the common control of WMX, WMX has the right to direct all business opportunities to the WMX controlled subsidiary which, in WMX's reasonable and good faith judgment, has the most experience and expertise in that line of business. Opportunities in North America (other than those relating to hazardous substance remediation services which have been allocated to Rust) relating to storage, processing, treatment or disposal of (i) radioactive wastes, or (ii) hazardous wastes regulated under the Resource Conservation and Recovery Act or wastes the storage, treatment or disposal of which as of January 1993 was regulated under the Toxic Substances Control Act in the United States, (iii) such wastes in Canada which would be so regulated in the United States, or (iv) wastes in Mexico which are currently or in the future regulated as hazardous or toxic under Mexican law, have been allocated to the Company. Opportunities worldwide relating to (a) architectural services, (b) engineering and design services, other than those relating to (1) chimneys and air pollution control equipment and facilities, (2) facilities and systems for water, wastewater and sewage treatment outside North America, but only (x) where the customer is seeking third-party operation and maintenance services in addition to those customarily involved in start-up and commissioning tests, or
(y) which are designed for treating hazardous waste streams, whether or not the customer is seeking third-party operation and maintenance services, and (3) waste-to-energy facilities outside of North America, (c) procurement, construction and construction management services, including marine construction and dredging, but excluding such services as they relate to (1) hazardous substance remediation services outside North America, (2) chimneys and air pollution control equipment and facilities, (3) facilities and systems for water, wastewater and sewage treatment outside North America, but only (in the case of facilities and systems falling within this item (3)) (x) where the customer is seeking third-party operation and maintenance services in addition to those customarily involved in start-up and commissioning tests, or (y) which are designed for treating hazardous waste streams, whether or not the customer is seeking third-party operation and maintenance services, and (4) waste-to-energy facilities outside North America, (d) scaffolding services, (e) demolition and dismantling services, (f) environmental consulting services, including, without limitation, environmental facility siting and permitting services, remedial investigations and feasibility studies, contaminant assessments, risk assessments and air quality analyses, and (g) industrial facility and power plant maintenance services have been allocated to Rust, as well as opportunities in North America relating to hazardous substance remediation services.

     Pursuant to that Agreement, the Company and Rust also agreed not to conduct waste management services operations, including, without limitation, collection, transfer, recycling and land disposal of solid wastes; collection, storage, processing, treatment or disposal of hazardous wastes (including hazardous substance remediation services); the design, development, construction, operation and maintenance of waste-to-energy facilities; and the design, engineering and construction (where the customer is seeking third-party operation and maintenance services in addition to those customarily involved in start-up and commissioning tests), operation and maintenance of facilities and systems for water, wastewater and sewage treatment (including facilities for treating hazardous waste streams, whether or not the customer is seeking third-party operation and maintenance services), outside of North America until the later of July 1, 2000 and the date WMX ceases to beneficially own a majority of the outstanding voting equity interests of the Company or Rust, as the case may be, or a majority of all outstanding voting equity interests of WM International. In addition, the terms of the NSC Purchase Agreement (as hereinafter defined) provide, among other things, that none of CWM, Rust, WTI, WMX or their respective affiliates will compete with NSC Corporation in the asbestos abatement business for a period of five years. See "Acquisitions and Dispositions" and Items 12 and 13.

INSURANCE

     While the Company believes it operates professionally and prudently, its business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damage or injuries, the cost of which could be substantial. The Company currently has liability insurance coverage for non-nuclear related occurrences under environmental impairment, primary casualty and excess liability insurance policies maintained by WMX, the costs of which are shared. See Item 13. Pursuant to RCRA, the Company is required to maintain environmental impairment liability insurance coverage with specified minimum policy limits for sudden and nonsudden accidental occurrences. The required minimum coverages are $1,000,000 per occurrence/$2,000,000 aggregate per year for sudden accidental occurrences, and $3,000,000 per occurrence/$6,000,000 aggregate per year for nonsudden accidental occurrences, in each case exclusive of defense costs. The Company believes that its policies comply with applicable environmental regulatory financial responsibility requirements.

     The market for non-sudden environmental impairment liability insurance is constricted, with only a few insurance companies currently offering coverage and with coverage entailing limited amounts with restrictive terms and high premium costs. Consequently, the Company is utilizing coverage under the one non-sudden environmental impairment liability insurance policy maintained by WMX. Under that policy, losses paid by the carrier must be reimbursed over a period of years, subject to a requirement that WMX make advance deposits with the carrier for such purpose. A claim covered under such an insurance policy which does not transfer risk, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, earnings or financial condition.

     The Company has nuclear insurance in an amount substantially exceeding that which is required by the State of South Carolina to cover liabilities arising out of its low-level radioactive waste disposal operations and certain of its transportation services. The Company's other operations at nuclear power plants are insured under the nuclear liability and compensation system established by the Price-Anderson Act amendment to the Atomic Energy Act of 1954.

EMPLOYEES

     The Company (excluding Rust) employed approximately 4,400 persons at December 31, 1993. Of this number, the Company employed approximately 200 as managers or executives, approximately 3,200 in transportation, treatment, resource recovery and disposal activities (including approximately 900 performing technical, analytical or engineering services), and approximately 1,000 in sales, clerical, data processing and other activities. At that date, approximately 250 of such employees were represented by various labor unions under collective bargaining agreements expiring on various dates through 1997. Excluding Rust, five collective bargaining agreements will expire in 1994.

     Rust employed approximately 16,000 persons at December 31, 1993, of whom approximately 1,400 were employed as managers or executives, approximately 5,100 provided technical or engineering services (excluding craft personnel hired on a temporary basis), approximately 1,500 were employed in sales, clerical and data processing activities and approximately 8,000 were employed in other activities, principally providing hourly rated labor. At that date, approximately 2,100 of Rust's employees were represented by various labor unions under numerous collective bargaining agreements, most of which have one-to three year terms but provide for automatic renewal if not terminated by a party thereto.

     The Company and its subsidiaries have not experienced a significant work stoppage and consider their employee relations to be good.

ACQUISITIONS AND DISPOSITIONS

     Since commencing operations, the Company's businesses have expanded in part through acquisitions of other companies, and certain assets of other companies, engaged in various phases of the environmental, engineering, construction and industrial services industries. See Note 4 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

     In September 1988, CWM acquired newly issued common and convertible preferred shares from Brand equivalent to a 49% ownership interest in Brand. Most of the consideration was paid in cash, with the balance consisting of CWM's asbestos abatement businesses which were transferred to Brand and CWM's agreement, among other matters, to furnish certain services to Brand. In October 1990, CWM exercised options increasing its ownership of Brand capital stock to a majority interest. In January 1993, CWM contributed its Brand shares to Rust.

     In May 1993, pursuant to an agreement (the "NSC Purchase Agreement") by and among NSC, NSC's wholly owned subsidiary, NSC Industrial Services Corp., Brand, WMX and OHM Corporation, previously an approximately 70% stockholder of NSC, Brand transferred its asbestos abatement business to NSC in exchange for an approximately 41% interest in NSC Corporation and two industrial services companies of NSC. Rust assumed the rights and obligations of Brand under the NSC Purchase Agreement upon consummation of the merger of Brand into a subsidiary of Rust.

     In August 1993, Rust acquired EnClean, Inc., an industrial and environmental services business providing hydroblasting, industrial vacuuming, chemical cleaning, separation technology, site remediation and catalyst handling services. The acquisition expanded Rust's presence primarily in the Gulf Coast area and added chemical cleaning and catalyst handling to the services already provided by Rust.

     In September 1993, CWM announced plans to, among other things, eliminate approximately 1,200 positions by year-end 1994, consolidate operations in its treatment and land disposal group, restructure its sales and service regions, sell selected service centers in marginal service lines and geographies, seek joint venture partners and review other strategic alternatives for its Port Arthur, Texas incinerator and centralize additional functions. CWM is restructuring its hazardous waste management and related services operations on the assumption that future base business revenue growth, if any, will not keep pace with the recovery in the general economy, and plans not to make investments which are primarily supported by non-recurring (event business) volumes.

REGULATION

     The environmental services industry is subject to extensive and evolving regulation by federal, state, local and foreign authorities. In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which may be subject to revocation, modification or denial. As a result of governmental policies and attitudes relating to the environmental services industry which are subject to reassessment and change, the Company believes that its ability to obtain applicable permits from governmental authorities on a timely basis, and to retain such permits, could be impaired. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting processes, but it could be significant. In particular, adverse decisions by governmental authorities on permit applications submitted by the Company may result in abandonment of projects, premature closure of facilities or restriction of operations, which could have a material adverse effect on the Company's earnings for one or more fiscal quarter or years.

     Due to the complexity of regulation of the industry and to public pressure, implementation of existing or future laws, regulations or initiatives by different levels of government may be inconsistent and difficult to foresee.
The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but is not always able to do so. In this regard, federal, state, local and foreign governments have from time to time proposed or adopted other types of laws, regulations or initiatives with respect to the environmental services industry. Included among them have been laws, regulations and initiatives in the United States to ban or restrict the interstate shipment of hazardous wastes, impose higher taxes on out-of-state hazardous waste shipments than in-state shipments and reclassify certain categories of hazardous wastes as non-hazardous. In particular, the federal government currently is considering several fundamental changes to laws and regulations that define which wastes are hazardous, that establish treatment standards for certain wastes that could lead to their reclassification as non-hazardous, and that revise the nature and extent of responsible parties' obligations to remediate contaminated property. While the outcome of these deliberations cannot be predicted, it is possible that some of the changes under consideration could facilitate exemptions from hazardous waste requirements for significant volumes of waste and alter the types of treatment and disposal that will be required. If such changes are implemented, the overall impact on the Company's business is likely to be unfavorable. While the Company cannot predict the extent to which any legislation or regulation that may be enacted or enforced in the future may affect its operations, such matters could have a material adverse impact on earnings for one or more fiscal quarters or years.

     In addition to environmental laws and regulations, federal government contractors, including the Company, are subject to extensive regulations under the Federal Acquisition Regulation and numerous statutes which deal with the accuracy of cost and pricing information furnished to the government, the allowability of costs charged to the government, the conditions under which contracts may be modified or terminated, and other similar matters. Various aspects of the Company's operations are subject to audit by agencies of the federal government in connection with its performance of work under such contracts as well as its submission of bids or proposals to the government. Under certain circumstances, the government may have the right to modify contract price terms unilaterally. Failure to comply with contract provisions or other applicable requirements may result in termination of the contract, the imposition of civil and criminal penalties against the Company, or the suspension or debarment of all or a part of the Company from federal government work, which could have a material adverse impact upon the Company's operations, financial condition or earnings. Among the reasons for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs. Some state and local governments have similar suspension and debarment laws or regulations.

     Because of heightened public awareness of environmental issues, companies in the environmental service business, including the Company, may in the normal course of their business be expected periodically to become subject to judicial and administrative proceedings. Governmental agencies may seek to impose fines on the Company or revoke, deny renewal of, or modify the Company's operating permits or licenses. The Company is also subject to actions brought by private parties or special interest groups in connection with the permitting or licensing of its operations, alleging violations of such permits and licenses, or other matters. In addition, increasing governmental scrutiny of the environmental compliance records of the Company or one or more of its affiliates could cause a private or public entity seeking environmental services to disqualify the Company from competing for one or more projects, on the grounds that these records display inadequate attention to environmental compliance.

CHEMICAL WASTE

     The Company is required to obtain federal, state, local and foreign governmental permits for its chemical waste treatment (including resource recovery), storage and disposal facilities. Such permits are difficult to obtain, and in most instances extensive geological studies, tests and public hearings are required before permits may be issued. The Company's treatment, storage and disposal facilities are also subject to siting, zoning and land use restrictions, as well as to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures and water and air pollution, among other matters. In particular, the Company's operations in the United States are subject to the Safe Drinking Water Act (which regulates deep well injection), TSCA (pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean

Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). In its transportation operations, the Company is subject to the jurisdiction of the Interstate Commerce Commission and is regulated by the DOT and by regulatory agencies in each state. Employee safety and health standards under the Occupational Safety and Health Act ("OSHA") are also applicable.

RCRA

     Pursuant to RCRA, the EPA has established and administers a comprehensive, "cradle-to-grave" system for the management of a wide range of industrial by-products and residues identified as "hazardous" wastes. States that have adopted hazardous waste management programs with standards at least as stringent as those promulgated by the EPA may be authorized by the EPA to administer their programs in lieu of RCRA.

     Under RCRA and federal transportation laws, all generators of hazardous wastes are required to label shipments in accordance with detailed regulations and prepare a detailed manifest identifying the material and stating its destination before shipment offsite. A transporter must deliver the hazardous wastes in accordance with the manifest and only to a treatment, storage or disposal facility having a RCRA permit or interim status under RCRA. Every facility that treats or disposes of hazardous wastes must obtain a RCRA permit from the EPA or an authorized state and must comply with certain operating standards. The RCRA permitting process involves applying for interim status and also for a final permit. Under RCRA and the implementing regulations, facilities which have obtained interim status are allowed to continue operating by complying with certain minimum standards pending issuance of a permit.

     Amendments to RCRA enacted in 1984 expanded its scope by, among other things, adding wastes to the hazardous category and providing for the regulation of hazardous wastes generated in quantities greater than 100 kilograms per month (reduced from the prior cutoff of regulatory authority at the 1,000 kilograms per month level). Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes and prescribe more stringent standards for hazardous waste land disposal facilities. The amendments also contain a statement of policy that reliance on land disposal of hazardous wastes should be minimized or prohibited. Land disposal of certain types of untreated hazardous wastes was banned except where the EPA determined that land disposal of such wastes and treatment residuals should be permitted. In accordance with the amendments, the disposal of liquids in hazardous waste land disposal facilities was prohibited in 1985. Since 1983, it has been the Company's practice to prohibit the disposal of liquids in secure land disposal cells.

     Also under the RCRA amendments, by November 1985, RCRA-regulated hazardous waste facilities with land disposal operations were required to certify compliance with groundwater monitoring and financial responsibility requirements, or be faced with the loss of federal authority to operate. All of the Company's affected facilities for which continued operations are planned certified compliance with these requirements. The requirement to certify applied to approximately 1,500 RCRA-regulated facilities nationwide, although not all of them were then operating or have continued to operate. Of those facilities, approximately one-third were able to certify and remain eligible to operate.

     EPA currently is considering a number of fundamental changes to its regulations under RCRA that could facilitate exemptions from hazardous waste management requirements, including policies and regulations that could implement the following changes: redefine the criteria for determining whether wastes are hazardous; prescribe treatment levels which, if achieved, could render wastes non-hazardous; encourage further recycling and waste minimization; reduce treatment requirements for certain wastes to encourage alternatives to incineration; establish new operating standards for combustion technologies; and indirectly encourage on-site remediation. Because many of these initiatives are at an early stage of development, the Company cannot predict the final decisions EPA might make or the extent of their impact on the Company's business.

     Of the Company's chemical waste treatment, resource recovery or disposal facilities in the United States, all but three have been issued permits under RCRA. Such facilities without RCRA permits continue to have interim status. Final permits are to be issued jointly by authorized states subject to EPA oversight and by the EPA. The regulations governing issuance of permits contain detailed standards for hazardous waste facilities on matters such as waste analysis, security, inspections, training, preparedness and prevention, emergency procedures, reporting and recordkeeping. Once issued, a final permit has a maximum fixed term of 10 years, and such permits for land disposal facilities are required to be reviewed five years from the date of issuance.
The issuing agency (either the EPA or an authorized state) may review or modify a permit at any time during its term.

     The Company believes that each of its operating treatment, storage or disposal facilities is in substantial compliance with the applicable requirements promulgated pursuant to RCRA, and the Company expects that each facility with interim status ultimately can qualify to be issued a RCRA permit. It is possible, however, that in some instances the issuance of a permit could be made conditional upon the initiation or completion by the Company of certain modifications or corrective actions at the facility in question. If so, substantial additional capital expenditures on the part of the Company could be necessary. In addition, permits may be issued with restrictions that would limit the Company's future operations at a facility. The Company anticipates that once a permit is issued with respect to a facility, the permit will be reauthorized at the end of its term if the facility's operations are in compliance with applicable requirements. However, there can be no assurance that such will be the case.

     In addition to the foregoing provisions, RCRA regulations require the Company to demonstrate financial responsibility for bodily injury and property damage to third parties caused by both sudden and nonsudden accidental occurrences (see "Insurance" herein). Also, RCRA regulations require the Company to provide financial assurance that funds will be available when needed for closure and post-closure care, the costs of which could be substantial, at its chemical waste treatment, storage and disposal facilities. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test and a guarantee by a parent corporation. The Company is currently satisfying such requirements through a combination of the various allowable methods, including letters of credit and guarantees in the requisite form provided by WMX, which WMX has agreed to continue to furnish under certain conditions for a limited period of time (see Item 13). The Company accrues for closure costs for individual secure land disposal cells as airspace is utilized. The Company does not accrue for closure costs of other facilities which are not consumed as used. The Company believes that it will continue to be able to satisfy the RCRA financial assurance requirements through WMX or other means, although possibly at an increased cost.

Superfund

     Superfund provides for immediate response and removal actions coordinated by the EPA to releases of hazardous substances into the environment, and authorizes the federal government either to clean up facilities at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Superfund assigns liability for these response and other related costs to parties involved in the generation, transfer and disposal of such hazardous substances. Superfund has been interpreted as creating strict, joint and several liability for costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Liability extends to owners and operators of waste disposal facilities (and waste transportation vehicles) from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were disposed, persons who arranged for disposal or treatment of a hazardous substance at or transportation of a hazardous substance to such a facility, and waste transporters who selected such facilities for treatment or disposal of hazardous substances, as well as to generators of such substances. Liability may be trebled if the responsible party fails to perform a removal or remedial action ordered under the law. See Item 3.

     Superfund created a revolving fund to be used by the federal government to pay for the cleanup efforts. In late 1990, federal Superfund spending through the end of the government's 1994 fiscal year was authorized up to a maximum of $5.1 billion.

     The U. S. Congress is expected to reauthorize and revise the Superfund statute in 1994 or 1995. In addition to possible changes in the statute's funding mechanisms and provisions for allocating cleanup responsibility, it is possible that Congress also will fundamentally alter the statute's provisions governing the selection of appropriate site cleanup remedies. For example, Congress is expected to consider whether to continue Superfund's current reliance on stringent technology standards issued under other statutes (such as RCRA) to govern removal and treatment of remediation wastes or to adopt new approaches such as national or site-specific risk based standards. This and other potential policy changes could significantly affect the stringency and extent of site remediation, the types of remediation techniques that will be employed, and the degree to which permitted hazardous waste management facilities will be used for remediation wastes.

RADIOACTIVE WASTE

     The radioactive waste services of the Company are also subject to extensive governmental regulation. Due to the extensive geological and hydrological testing and environmental data required, and the complex political environment, it is difficult to obtain permits for radioactive waste disposal facilities. Various phases of the Company's radioactive waste management services are regulated by various state agencies, the NRC and the DOT. Regulations applicable to the Company's operations include those dealing with packaging, handling, labelling and routing of radioactive materials, and prescribe detailed safety and equipment standards and requirements for training, quality control and insurance, among other matters. Employee safety and health standards under OSHA are also applicable.

ENGINEERING, CONSTRUCTION AND RELATED SERVICES

     RCRA, state law analogues, TSCA, which regulates PCB treatment, storage and disposal, and other environmental statutes and regulations impose strict operational requirements on the performance of certain aspects of remedial work. See Regulation -- Chemical Waste. These requirements specify complex methods for identification, storage, treatment and disposal of wastes generated during a project. Failure to meet these requirements could result in termination of contracts, substantial fines and other penalties. The cost and complexity of permit or license applications for remedial work can be considerable. Furthermore, Rust may not receive necessary permits at the end of the application process, for any of a variety of reasons such as perceived compliance problems, the permitting authority's judgment that the application, even if complete, fails to meet technical or regulatory requirements and community opposition to the project. Any of these reasons can also cause significant delays in the issuance of necessary permits.

     The practice of engineering and architecture is regulated by state statutes. All states require architects and engineers to be registered by their respective state registration boards as a condition to offering or rendering professional services. Many states also require companies offering or rendering professional services, such as Rust, to obtain certificates of authority.

     Employee safety and health standards under OSHA are also applicable to Rust's businesses. Rust's utility services business is also subject to NRC regulations concerning rerack services and service related products, such as fire prevention seals, provided to nuclear power plants.

ITEM 2.    PROPERTIES.

     The principal fixed assets of the Company consist of its network of transportation, treatment, storage and disposal facilities and its fleet of transportation vehicles. At December 31, 1993, vehicles and equipment represented approximately 24% of the Company's hazardous waste management and related assets. Rust's principal fixed assets consist of its headquarters buildings, vehicles, equipment and scaffolding inventory, which as of December 31, 1993 represented approximately 20% of Rust's total assets as reflected in its consolidated balance sheet.

     At December 31, 1993, the Company's chemical waste facilities with secure land disposal sites (as set forth in the table below) aggregated approximately 10,500 acres, including approximately 3,050 permitted acres. The Company believes that, at current rates of utilization, the permitted and other potentially usable acres included in such total have sufficient capacity to enable the Company to continue to conduct secure land disposal operations for more than 30 years, although not all of the Company's facilities have such capacity.

     The Company's corporate headquarters are located at 3001 Butterfield Road, Oak Brook, Illinois in premises leased from WMX on a month to month basis. Rust's corporate headquarters are located in Birmingham, Alabama and consist of three office buildings owned by Rust.

     As of December 31, 1993, the Company's real estate holdings represented approximately 31% of the Company's hazardous waste management and related assets, and the aggregate annual rental payments on real estate (excluding Rust) approximated $4,951,000. Rust's real estate holdings do not represent a material portion of its assets, as its operations are conducted principally from leased office and warehouse space. Rust's aggregate 1993 rental payments on real estate approximated $19,000,000.

     The following table sets forth certain information regarding the principal treatment, resource recovery or disposal facilities owned or leased by the
Company:

Location                        Principal Uses                Status
- -------------------------  -------------------------  ----------------------

    Emelle, Alabama        Treatment, secure land     Owned
                           disposal (PCB permitted),
                           resource recovery

    Azusa, California      Treatment, resource        Owned
                           recovery

    Kettleman Hills,       Treatment, secure land     Owned
     California            disposal (PCB permitted),
                           resource recovery

    Henderson, Colorado    Treatment, resource        Owned
                           recovery

    Morrow, Georgia        Treatment, resource        Owned
                           recovery

    Calumet City,          Treatment, secure land     Leased (treatment and
     Illinois              disposal                   disposal operations
                                                      suspended)

Chicago, Illinois                         High temperature                Leased through
                                          incinerator (PCB                 December 31,
                                             permitted)                   2000, with one
                                                                         10-year renewal
                                                                       option (incineration
                                                                            operations
                                                                            suspended)

    Sauget, Illinois              High temperature                   Owned
                                  incinerators

    Fort Wayne, Indiana           Treatment, secure                  Owned
                                  land disposal

    Carlyss, Louisiana            Treatment, secure land             Owned
                                  disposal, resource
                                  recovery

    Newark, New Jersey            Treatment, resource                Leased through
                                  recovery                           December 31, 2002, with
                                                                     option to acquire

    Model City, New York          Treatment, secure land             Owned
                                  disposal (PCB permitted),
                                  resource recovery

    Vickery, Ohio                 Treatment, deep well               Owned
                                  injection

    West Carrollton, Ohio         Treatment, resource                Owned
                                  recovery

    Arlington, Oregon             Treatment, secure land             Owned
                                  disposal (PCB permitted)

    Barnwell,                     Low-level radioactive              Owned in part,
     South Carolina               waste disposal                     and leased in
                                                                     part through 2075

    Kingston, Tennessee           Mixed waste treatment              Owned

    Port Arthur, Texas            High temperature incinerator,      Owned
                                  (PCB permitted), treatment,        (disposal
                                  deep well injection, secure land   operations
                                  disposal                           suspended)

    Corpus Christi, Texas         Treatment, deep well               Owned
                                  injection

    Menominee Falls, Wisconsin    Treatment                          Leased through
                                                                     October 1, 2085

ITEM 3.    LEGAL PROCEEDINGS.

    The business in which the Company is engaged is intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels (including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both). In the majority of the situations where regulatory enforcement proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate, or of laws or regulations to which its operations are subject, or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At December 31, 1993, the Company was involved in four governmental proceedings (other than those described below) relating to operations of the Company or one of its subsidiaries where the Company believes sanctions may exceed $100,000.

    On November 12, 1993, the Supreme Court of the State of Louisiana denied the Company's application for a writ of review of an opinion of the Louisiana First Circuit Court of Appeal affirming an administrative order that imposed a fine of approximately $262,000 for certain incidents occurring in 1987 and 1988 at the Company's Lake Charles, Louisiana facility, including alleged unpermitted storage of waste and alleged failures to mark the accumulation date on two containers, to remove or overpack waste from a container in poor condition, to keep hazardous waste containers closed, to properly design and operate the containment system in a fuels loading and unloading area, to provide an adequate number of warning signs, and to take certain actions to prevent fires.

    On December 30, 1993, a subsidiary of the Company entered into a stipulation of settlement with the New Jersey Department of Environmental Protection and Energy in connection with certain matters occurring in 1992 and 1993 at the Company's Newark, New Jersey facility, including alleged failures to follow required procedures for rejecting hazardous wastes, to comply with certain requirements for managing incompatible wastes and to prepare a manifest before transporting certain waste, and the alleged shipment of waste to an unauthorized facility. The Company's subsidiary agreed to pay civil penalties aggregating approximately $218,000. In settling these matters, the Company's subsidiary did not admit violations of law.

    The Company has been identified as a potentially responsible party in a number of governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. Generally these proceedings are based on allegations that the Company or certain of its subsidiaries (or their predecessors) transported hazardous substances to the facilities in question, often prior to acquisition of such subsidiaries by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies, and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

    As of December 31, 1993, the Company or its subsidiaries had been notified that they are potentially responsible parties in connection with 22 locations listed on the Superfund National Priority List (the "NPL"). The 22 NPL sites at which claims have been made against the Company are at different procedural stages under Superfund. At some, the Company's liability is well defined as a consequence of a governmental decision as to the appropriate remedy and an agreement among liable parties as to the share each will pay for implementing that remedy. At others, where no remedy has been selected and the liable parties have been unable to agree on an appropriate allocation, the Company's future costs are substantially uncertain.

     The Company periodically reviews its role, if any, with respect to each such location, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the extent of the Company's alleged connection to the location (e.g., amount and nature of waste hauled to the location, number of years of site operation by the Company or other relevant factors), the accuracy and strength of evidence connecting the Company to the location, the number, connection and financial ability of other named and unnamed potentially responsible parties at the location, and the nature and estimated cost of the likely remedy. Where the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of a specific site, as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. Sites subject to state action under state laws similar to the federal superfund statute are treated by the Company in the same way as NPL sites.

     The Company's estimates are subsequently revised, as deemed necessary, as additional information becomes available. While the Company does not anticipate that the amount of any such revisions will have a material adverse effect on the Company's operations or financial condition, the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation at any time. Such matters could have a material adverse impact on financial condition or earnings for one or more fiscal quarters or years.

     The Company and certain of its subsidiaries are currently involved in civil litigation and governmental proceedings relating to the conduct of their business. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, the Company believes that these matters will not have a material adverse effect on its results of operations or financial condition.

    On September 17, 1993, H. Peter Kriendler, a stockholder of the Company, filed suit in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging that the Company had violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Two similar suits were filed in that Court on September 30, 1993 and October 13, 1993, and on October 29, 1993 the Court and the parties agreed to consolidate them with the first action. These lawsuits allege that the Company violated federal securities laws by engaging in misrepresentations of, or failures to disclose, material information concerning primarily (i) alleged overvaluation of certain of the Company's assets, principally its incineration facilities, (ii) alleged overstatement of the Company's earnings for 1992 and the first quarter of 1993 due to failure to write down the value of such assets and other matters and
(iii) the alleged existence of certain adverse hazardous waste treatment and disposal industry conditions and trends. The lawsuits also allege, among other things, liability on the part of WMX for the above-described alleged violations. The lawsuits seek to represent a class of persons consisting of all purchasers of the Company's common stock during the period of February 4, 1993 through September 3, 1993 and to recover compensation for damages allegedly suffered by such class due to the above-described alleged violations. The Company and WMX believe that they have meritorious defenses to these lawsuits and intend to contest the lawsuits vigorously.

    The Company and WMX have brought suit against a substantial number of insurance carriers in an action entitled Waste Management, Inc. et al. v. The Admiral Insurance Company, et al. pending in the Superior court in Hudson County, New Jersey. In this action the Company is seeking a declaratory judgment that environmental liabilities asserted against the Company or its subsidiaries, or that may be asserted in the future, are covered by insurance policies purchased by the Company or its affiliates. The Company is also seeking to recover defense costs and other damages incurred as a result of the assertion of environmental liabilities against the Company or its subsidiaries and the defendant insurance carriers' denial of coverage of such liabilities over several years at approximately 34 sites. The defendants have denied liability to the Company and have asserted various defenses, including that environmental liabilities of the type for which the Company is seeking relief are not risks covered by the insurance policies in question. The defendants have indicated that they intend to contest these claims vigorously. Discovery is currently underway in this proceeding and is expected to continue for several years. No trial date has been set. The Company is unable at this time to predict the outcome of this proceeding. No amounts have been recognized in the Company's financial statements for any potential recoveries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the Company's security holders during the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT.

    Set forth below are the names and ages of the Company's executive officers (as defined by regulations of the Securities and Exchange Commission), the positions they hold with the Company, their terms as officers and summaries of their business experience. Executive officers are elected by the Board of Directors and serve at the discretion of the Board.

    D. P. Payne, age 51, has served as President and Chief Executive Officer and a director of the Company since September 1991. From August 1990 to May 1993, he also served as a Senior Vice President of WMX. Prior thereto, Mr. Payne had been Vice President and Area General Manager of the Midwestern Area of International Business Machines Corporation since prior to 1987. Mr. Payne is also a director of Rust.

    Brian J. Clarke, age 34, has served as Vice President and General Counsel of the Company since January 1994. From July 1992 to January 1994 he served as Regional Vice President and General Counsel of the Company's Thermal Operations Group. Prior thereto he served as Counsel to the Company for more than the past five years.

    Jerome D. Girsch, age 48, has been Executive Vice President, Treasurer and Controller and Chief Financial Officer and a director of the Company since March 1993. Mr. Girsch served as Vice President of WMX from 1981 to May 1993, as Controller of WMX from 1986 to 1990 and as principal accounting officer of WMX from April 1988 to 1990. From August 1992 until March 1993, Mr. Girsch served as President of the Midwest Group of Waste Management, Inc., a wholly owned subsidiary of WMX ("WMI"). From January 1990 until August 1992, Mr. Girsch served as Executive Vice President of WMI.

    Dr. Rodger D. Henson, age 50, has served as Vice President of the Company and as President of its Treatment and Land Disposal Operations Group, since December 1992. From July 1992 until December 1992, he served as Vice President-
- -Central Region of the Company. From November 1990 until July 1992, he served as Vice President--Southern Region and from January 1990 until November 1990, he served as Vice President--Regional Operations of the Company. Prior thereto he served as General Manager of the Company's Emelle, Alabama facility for more than the past five years.

    Richard C. Scherr, age 47, has served as Vice President--Environment, Health and Safety of the Company since August 1992. From September 1990 through August 1992, he served as Vice President of the Southern Region of ENSR Consulting and Engineering/American NuKem Corporation, an environmental and engineering consulting firm ("ENSR"). From April 1990 to September 1990, he served as Vice President and General Manager of ENSR. From March 1989 until April 1990, he served as General Manager of the Houston office of ENSR. Prior thereto, he served as Associate Director, Packaged Soap and Detergents Product Supply for The Procter & Gamble Company for more than the past five years.

                                    PART II

ITEM  5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "CHW." The following table sets forth by quarter for the last two years the high and low sale prices of the Company's common stock on the New York Stock Exchange Composite Tape, as reported by The Wall Street Journal (Midwest Edition), and the dividends declared by the Company's Board of Directors on its common stock.

                             1992 Quarterly Summary
                             ----------------------

                                      Cash Dividends
                     High    Low    Declared Per Share
                    ------  ------  ------------------

          First     23-1/2  18-1/2                 $.05
          Second    20-1/4  16-3/8                  .05
          Third     18-3/4  16-3/8                  .05
          Fourth        22  17-5/8                  .05

                             1993 Quarterly Summary
                             ----------------------

                                      Cash Dividends
                     High    Low    Declared Per Share
                    ------  ------  ------------------

          First     21-3/8  15-5/8                 $.05
          Second    15-3/4       9                  .05
          Third         10   7-3/8                    -
          Fourth     9-3/8       7                    -

At March 23, 1994, the Company had approximately 5,107 stockholders of record. In August 1993, the Board of Directors suspended indefinitely the payment of quarterly cash dividends on the Company's common stock. Future cash dividends, if any, will be considered by the Board of Directors based upon the Company's earnings and financial position and such other factors as the Board of Directors considers relevant.

    Due in part to the high level of public awareness of the business in which the Company is engaged, regulatory enforcement proceedings or other unfavorable developments involving the Company's operations or facilities, including those in the ordinary course of business, may be expected to engender substantial publicity which could from time to time have an adverse impact upon the market price for the Company's common stock.

    In November 1992, the Company announced a 24-month extension of its authorization to purchase up to an aggregate of 10,000,000 shares of its common stock from time to time in the open market or in privately negotiated transactions. During 1991, 1992 and 1993, the Company purchased 2,610,700 shares, 1,451,100 shares and 3,300,300 shares, respectively.

ITEM  6.   SELECTED FINANCIAL DATA.

    The following selected consolidated financial information for each of the five years in the period ended December 31, 1993 is derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen & Co., independent public accountants, whose report thereon is incorporated by reference in this report. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, and the related Notes, and the other financial information which are filed as exhibits to this report and incorporated herein by reference.

                Chemical Waste Management, Inc. and Subsidiaries
      Selected Consolidated Financial Data for the Years Ended December 31
                    (000's omitted except per share amounts)

                                        1989         1990         1991        1992        1993/1/
                                     ----------   ----------   ---------   ----------   ----------

Revenue............................  $  846,778   $1,146,972   $1,358,344  $1,518,603   $2,129,791
Income (loss) before cumulative
  effect of change in
  accounting principle/2/ /3/......  $  144,243   $  175,591   $  100,806  $  129,735   $ (300,316)
Earnings (loss) per common and
  common equivalent share
  before cumulative effect
  of change in accounting
  principle........................  $     0.71   $     0.85   $     0.49  $     0.63   $    (1.43)
Total assets.......................  $1,105,154   $1,606,460   $2,025,512  $2,442,379   $3,124,044
Due to WMX Technologies, Inc.......  $  104,162   $   53,230   $  326,593  $  626,712   $1,134,596
Other long-term debt...............  $    3,515   $  190,319   $  373,680  $  138,338   $   58,318
Redeemable preferred stock.........  $    5,000   $    5,000   $    5,000  $    5,000   $       --
Dividends per share/4/.............  $     0.11   $     0.15   $     0.19  $     0.20   $     0.10
- -------------------

/1/ Results for 1993 reflect the consolidation of Rust. See Note 1 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

/2/ Includes special charges of $36 million in 1991, $111.2 million in 1992, and $550 million in 1993. See Note 17 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

/3/ Includes non-taxable gains of $10.7 million in 1991, $47 million in 1992, and $10.5 million in 1993 resulting from issuance of stock by subsidiary and equity investee. See Note 2 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

/4/ In August 1993, the Board of Directors suspended indefinitely the payment of quarterly cash dividends on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations set forth on pages 7 to 14 of the Company's 1993 Annual Report to Stockholders (the "Annual Report"), which discussion is filed as an exhibit to this report and incorporated herein by reference.

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          (a) The Consolidated Balance Sheets as of December 31, 1992 and 1993, Consolidated Statements of Income, Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1993, and Notes to Consolidated Financial Statements set forth on pages 15 to 35 of the Annual Report, and the Report of Arthur Andersen & Co. on page 36 of the Annual Report are filed as an exhibit to this report and incorporated herein by reference.

          (b)  Selected Quarterly Financial Data (unaudited) are set forth in
Note 19 to the Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                        FINANCIAL DISCLOSURE.

      None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Reference is made to the information set forth in the first 12 paragraphs under the caption "Election of Directors" beginning on page 2 of the Company's proxy statement for the annual meeting scheduled for May 5, 1994 ("Proxy Statement"), incorporated herein by reference, for a description of the directors of the Company, and in the fourth footnote to the table captioned "Ownership of Company Common Stock" on page 5 of the Proxy Statement, incorporated herein by reference, for information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934. Information concerning the executive officers of the Company is set forth above under "Executive Officers of the Registrant."

ITEM 11.   EXECUTIVE COMPENSATION.

          Reference is made to the information set forth under the caption "Compensation" on pages 8 through 13 of the Proxy Statement, which information, except for the Report of the Compensation and Stock Option Committee and the graph and table of Company Stock Performance included therein, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Reference is made to information set forth in the paragraph under the caption "Information With Respect to Certain Stockholder" on pages 1 and 2 of the Proxy Statement and in the tables, including the respective footnotes thereto, set forth under the caption "Securities Ownership of Management," on pages 4, 5 and 6 of the Proxy Statement, for certain information respecting ownership of common stock of the Company, WMX and Rust, which paragraph, tables and footnotes are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Reference is made to the information set forth under the caption "Certain Transactions" on pages 19 through 23 of the Proxy Statement for information with respect to certain relationships and related transactions, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                      (a)  Financial Statements, Schedules and Exhibits.

           I. Financial Statements--filed as an exhibit hereto and incorporated herein by reference.

               (i)   Report of Independent Public Accountants;
               (ii)  Consolidated Balance Sheets--December 31, 1992 and 1993;
               (iii) Consolidated Statements of Income for the Three Years Ended
                     December 31, 1993;
               (iv) Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1993;
               (v) Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1993; and
               (vi)  Notes to Consolidated Financial Statements.

          II.  Schedules.

               (i)   Report of Independent Public Accountants on Schedules;
               (ii) Schedule II--Amounts Receivable from Officers, Employees and Related Parties;
               (iii) Schedule V--Property and Equipment;
               (iv) Schedule VI--Accumulated Depreciation and Amortization of Property and Equipment;
               (v)   Schedule VIII--Reserves;
               (vi)  Schedule IX--Short-Term Borrowings; and
               (vii) Schedule X--Supplementary Income Statement Information.

               All other schedules have been omitted since the required information is not significant or is included in the financial statements or the notes thereto, or is not applicable.

          III. Exhibits.

               The exhibits to this report are listed in the Exhibit Index elsewhere herein. Included in the exhibits listed therein are the following exhibits which constitute management contracts or compensatory plans or arrangements:

               (i)  1986 Stock Option Plan, as amended, of registrant (Exhibit
                    10.1 to registrant's report on form 10-K for the year ended December 31, 1989)*

               (ii) 1986 Stock Option Plan for Non-Employee Directors of
                    registrant (Exhibit 10.2 to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933)*

               (iii) Corporate Incentive Bonus Plan of registrant**

               (iv) Chemical Waste Management, Inc. Amended and Restated Long
                    Term Incentive Bonus Plan**

               (v) Deferred Director's Fee Plan of registrant (Exhibit 10.5 to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933)*

               (vi) WMX Technologies, Inc. Amended and Restated Supplemental Executive Retirement Plan (Exhibit 10.9 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1993)*

               (vii) Chemical Waste Management, Inc. Supplemental Executive Retirement Plan**

               (viii) Director's Charitable Endowment Plan (Exhibit 10.16 to registrant's report on form 10-K for the year ended December 31, 1990)*

               (ix)   Rust International Inc. 1993 Stock Option Plan (Exhibit
                      10.41 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1992)*

               (x) Rust International Inc. Stock Option Plan for Non-Employee Directors (Exhibit 10.42 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31,
                      1992)*

               (xi) 1992 Stock Option Plan of registrant (Exhibit 10.19 to registrant's report on form 10-K for the year ended December 31, 1991)*

               (xii) 1992 Stock Option Plan for Non-Employee Directors of registrant (Exhibit 10.20 to registrant's report on form 10-K for the year ended December 31, 1991)*

               (xiii) Consulting agreement dated May 1, 1993 between registrant and Kay Hahn Harrell**


     (b)  Reports on Form 8-K.

          The registrant did not file any reports on Form 8-K during the fiscal quarter ended December 31, 1993.

- -----------------
* Incorporated by reference to the indicated exhibit and document; in the case of references to documents filed under the Securities Exchange Act of 1934, the registrant's file number under that Act is 1-9253, and WMX Technologies, Inc.'s is 1-7327.
**  Filed with this report.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To the Stockholders and the Board of Directors of Chemical Waste Management,
Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Chemical Waste Management, Inc.'s Annual Report to Stockholders for 1993 incorporated by reference in this Form 10-K, and have issued our report thereon dated February 7, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ Arthur Andersen & Co.

ARTHUR ANDERSEN & CO.

Chicago, Illinois,
February 7, 1994

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

  SCHEDULE II--AMOUNTS RECEIVABLE FROM OFFICERS, EMPLOYEES AND RELATED PARTIES
                                ($000'S OMITTED)

=======================================================================

                                               DEDUCTIONS
                   BALANCE              -----------------------  BALANCE
                  BEGINNING              AMOUNTS      AMOUNTS     END OF
NAME OF DEBTOR     OF YEAR   ADDITIONS  COLLECTED   WRITTEN OFF    YEAR
- --------------    ---------  ---------  ----------  -----------  -------

1991
- ----

D. Buntrock         $625       $146       $(625)       $---        $146
B. Tobecksen        $133       $ 54       $ ---        $---        $187
T. Wright/1/        $---       $780       $ ---        $---        $780


1992
- ----

D. Buntrock         $146       $---       $(146)       $---        $---
D. Flynn            $---       $248       $ ---        $---        $248
B. Tobecksen        $187       $---       $(187)       $---        $---
T. Wright/1/        $780       $---       $(780)       $---        $---

1993
- ----

D. Flynn            $248       $---       $(248)       $---        $---
J. Dempsey          $---       $310       $(310)       $---        $---




  The Company's general policy is not to advance monies to officers or employees except for relocation or temporary situations. It has, however, adopted a policy of making interest-free loans available to employees whose exercise of non-qualified stock options results in ordinary income to them in excess of $10,000 at the time of such exercise. These receivables are due on or before April 15 of the year following such exercise (extended to November 30, 1992 for loans made during 1991 and to May 31, 1993 for loans made during 1992). Sufficient shares are withheld from the shares issued to the debtor to fully secure the loan at the time it is made.

/1/  Interest-free loan related to an acquisition

================================================================================

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                       SCHEDULE V--PROPERTY AND EQUIPMENT
                                ($000'S OMITTED)

=================================================================================================

                           BALANCE    ASSETS OF                                         BALANCE
                          BEGINNING   PURCHASED  ADDITIONS   RETIREMENTS                 END OF
                           OF YEAR    COMPANIES   AT COST    OR SALES(1)     OTHER(2)     YEAR
                          ----------  ---------  ---------  --------------  ---------  ----------
1991
- ----

Land and improvements...  $  274,978    $   656   $ 38,378    $    (163)    $  2,689   $  316,538
Buildings...............     101,070      2,525     30,872         (118)      14,286      148,635
Vehicles and equipment..     698,684     17,294    133,658      (11,405)     (22,786)     815,445
Leasehold improvements..       9,828        427      2,026         (667)       2,521       14,135
                          ----------    -------   --------    ---------     --------   ----------

Total...................  $1,084,560    $20,902   $204,934    $ (12,353)    $ (3,290)  $1,294,753
                          ==========    =======   ========    =========     ========   ==========

1992
- ----

Land and improvements...  $  316,538    $   642   $ 43,537    $  (4,325)    $    115   $  356,507
Buildings...............     148,635      1,213     16,396         (301)         262      166,205
Vehicles and equipment..     815,445     38,857    157,076      (24,582)      (9,753)     977,043
Leasehold improvements..      14,135        397      1,738         (305)       4,701       20,666
                          ----------    -------   --------    ---------     --------   ----------

Total...................  $1,294,753    $41,109   $218,747    $ (29,513)    $ (4,675)  $1,520,421
                          ==========    =======   ========    =========     ========   ==========

1993
- ----

Land and improvements...  $  356,507    $ 3,920   $ 77,116    $ (42,473)    $  7,884   $  402,954
Buildings...............     166,205     14,925     26,965      (10,894)      37,636      234,837
Vehicles and equipment..     977,043     58,677    125,629     (309,299)      46,212      898,262
Leasehold improvements..      20,666        645      4,070      (11,981)        (368)      13,032
                          ----------    -------   --------    ---------     --------   ----------

Total...................  $1,520,421    $78,167   $233,780    $(374,647)    $ 91,364   $1,549,085
                          ==========    =======   ========    =========     ========   ==========




- --------------
(1) Includes writedown of assets relating to special charges in 1992 and 1993. See Note 17 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.
(2) Transfers between the Company and WMX Technologies, Inc. and its affiliates, reclassifications and assets contributed by Wheelabrator Technologies Inc. in the 1/1/93 formation of Rust International Inc.
================================================================================

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY
                                 AND EQUIPMENT
                                ($000'S OMITTED)

===================================================================================

                             BALANCE   PROVISION                           BALANCE
                            BEGINNING   CHARGED   RETIREMENTS               END OF
                             OF YEAR   TO INCOME  OR SALES (1)  OTHER (2)    YEAR
                            ---------  ---------  ------------  ---------  --------

1991
  Land and improvements...   $ 51,224    $10,019     $   (156)   $(1,235)  $ 59,852
  Buildings...............     14,423      5,782          (47)       (11)    20,147
  Vehicles and equipment..    152,354     56,260       (8,214)      (817)   199,583
  Leasehold improvements..      3,295      1,444         (231)       148      4,656
                             --------    -------     --------    -------   --------

         Total............   $221,296    $73,505     $ (8,648)   $(1,915)  $284,238
                             ========    =======     ========    =======   ========

1992
  Land and improvements...   $ 59,852    $ 7,908     $   (699)   $   ---   $ 67,061
  Buildings...............     20,147      7,160         (138)       (16)    27,153
  Vehicles and equipment..    199,583     60,367      (10,441)    (1,483)   248,026
  Leasehold improvements..      4,656      1,613         (191)      (167)     5,911
                             --------    -------     --------    -------   --------

         Total............   $284,238    $77,048     $(11,469)   $(1,666)  $348,151
                             ========    =======     ========    =======   ========

1993
  Land and improvements...   $ 67,061    $ 7,169     $ (8,488)   $   (87)  $ 65,655
  Buildings...............     27,153      9,645       (4,374)     1,855     34,279
  Vehicles and equipment..    248,026     79,332      (77,273)    25,336    275,421
  Leasehold improvements..      5,911      3,603       (2,348)      (364)     6,802
                             --------    -------     --------    -------   --------

         Total............   $348,151    $99,749     $(92,483)   $26,740   $382,157
                             ========    =======     ========    =======   ========




- ---------------------
(1) Includes writedown of assets relating to special charges in 1992 and 1993. See Note 17 to the Company's Consolidated Financial Statements filed as an exhibit to this report and incorporated herein by reference.
(2) Transfers between the Company and WMX Technologies, Inc. and its affiliates, reclassifications and accumulated depreciation of the businesses contributed by Wheelabrator Technologies Inc. in the 1/1/93 formation of Rust International Inc.
================================================================================

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                            SCHEDULE VIII--RESERVES
                                ($000'S OMITTED)

=======================================================================================

                                       BALANCE   CHARGED  ACCOUNTS              BALANCE
                                      BEGINNING    TO      WRITTEN              END OF
                                       OF YEAR   INCOME      OFF     OTHER (1)   YEAR
                                      ---------  -------  ---------  ---------  -------

1991

     Reserve for doubtful accounts..     $4,859   $1,975   $(2,038)   $   559   $ 5,355

1992

     Reserve for doubtful accounts..     $5,355   $2,142   $(2,394)   $ 1,455   $ 6,558

1993

     Reserve for doubtful accounts..     $6,558   $3,662   $(8,295)   $12,115   $14,040




- ---------------
(1) Reserves of purchased companies, transfers between the Company and WMX Technologies, Inc. and its affiliates, and reserves of the businesses contributed by Wheelabrator Technologies Inc. in the 1/1/93 formation of Rust International Inc.
================================================================================

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                ($000'S OMITTED)

================================================================================


                            1991     1992     1993
                           -------  -------  -------

Repairs and maintenance..  $49,632  $54,716  $50,485

Royalties................  $12,847  $15,538  $ 5,630




================================================================================

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN OAK BROOK, ILLINOIS ON THE 25TH DAY OF MARCH, 1994.

                                   CHEMICAL WASTE MANAGEMENT, INC.


                                     By:      /s/ D. P. Payne
                                         --------------------------------------
                                              D. P. Payne,
                                         President and Chief Executive Officer

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

Signature                          Title                                Date
                                   -----                                ----

          /s/ D. P. Payne          Director, President and Chief    )
- ---------------------------------                                   )
      D. P. Payne                  Executive Officer (Principal     )
                                   Executive Officer)               )
                                                                    )
          /s/ Dean L. Buntrock     Director                         )
- ---------------------------------                                   )
      Dean L. Buntrock                                              )
                                                                    )
                                                                    )
          /s/ James B. Edwards     Director                         )
- ---------------------------------                                   )
      James B. Edwards                                              )
                                                                    )
                                                                    )
          /s/ Donald F. Flynn      Director                         )
- ---------------------------------                                   )
      Donald F. Flynn                                               )
                                                                    )
                                                                    )
          /s/ Jerome D. Girsch     Director, Executive Vice         )
- ---------------------------------                                   )
      Jerome D. Girsch             President and Chief Financial    )
                                   Officer, Treasurer and           )    March 25, 1994
                                   Controller (Principal Financial  )
                                   and Accounting Officer)          )
                                                                    )
          /s/ Kay Hahn Harrell     Director                         )
- ---------------------------------                                   )
      Kay Hahn Harrell                                              )
                                                                    )
                                                                    )
          /s/ Peter H. Huizenga    Director                         )
- ---------------------------------                                   )
      Peter H. Huizenga                                             )
                                                                    )
                                                                    )
          /s/ James E. Koenig      Director                         )
- ---------------------------------                                   )
      James E. Koenig                                               )
                                                                    )
                                                                    )
          /s/ Peer Pedersen        Director                         )
- ---------------------------------                                   )
      Peer Pedersen                                                 )
                                                                    )
                                                                    )
          /s/ Phillip B. Rooney    Director                         )
- ---------------------------------                                   )
      Phillip B. Rooney                                             )


                                 CHEMICAL WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX

        Number and Description of Exhibit
        ---------------------------------

1.      Inapplicable

2.      Inapplicable

3.1 Restated certificate of incorporation of registrant* and amendments thereto (Exhibit 4.1 to registrant's report on form 10-Q for the quarter ended June 30, 1990)**

3.2 Bylaws of registrant (Exhibit 3.2 to registrant's report on form 10-K for the year ended December 31, 1991)**

4.1 Trust Indenture for Liquid Yield Option Notes due 2010 (Exhibit 4.1 to the registration statement (no. 33-36212) on form S-3 filed by the registrant under the Securities Act of 1933)**

5.      Inapplicable

6.      Inapplicable

7.      Inapplicable

8.      Inapplicable

9.      None

10.1 1986 Stock Option Plan, as amended, of registrant (Exhibit 10.1 to registrant's report on form 10-K for the year ended December 31, 1989)**

10.2    1986 Stock Option Plan for Non-Employee Directors of registrant*

10.3    Corporate Incentive Bonus Plan of registrant

10.4    Chemical Waste Management, Inc. Amended and Restated Long Term Incentive
        Plan

10.5    Deferred Director's Fee Plan of registrant*

10.6 Intercorporate Agreement dated as of September 3, 1986 between registrant and WMX Technologies, Inc.*

10.7 Second Amended and Restated Corporate and Administrative Services Agreement dated as of May 17, 1993 between registrant and WMX Technologies, Inc.

10.8 Tax Sharing Agreement dated as of September 30, 1986 between registrant and WMX Technologies, Inc.*

- --------
* Incorporated by reference to the correspondingly numbered exhibit to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933.

** Incorporated by reference to the indicated exhibit and document; in the case of references to documents filed under the Securities Exchange Act of 1934, the registrant's file number under the Act is 1-9253, and WMX Technologies, Inc.'s is 1-7327.

                                      EX-1

        Number and Description of Exhibit
        ---------------------------------

10.9 Registration Rights Agreement dated as of September 30, 1986 between registrant and WMX Technologies, Inc.*

10.10 Lease agreement dated April 6, 1976 between the State of South Carolina and Chem-Nuclear Systems, Inc., and four amendments thereto*

10.11 Lease agreement dated as of November 16, 1990 between the Chicago Regional Port District and a subsidiary of registrant (Exhibit 10.12 to registrant's report on form 10-K for the year ended December 31, 1990)**

10.12 Amendment No. 1 dated as of January 1, 1992 to Intercorporate Agreement dated as of September 3, 1986 between WMX Technologies, Inc. and registrant (Exhibit 10.7(b) to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1991)**

10.13 WMX Technologies, Inc. Amended and Restated Supplemental Executive Retirement Plan (Exhibit 10.9 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1993)**

10.14   Chemical Waste Management, Inc. Supplemental Executive Retirement Plan

10.15 Directors' Charitable Endowment Plan (Exhibit 10.16 to registrant's report on form 10-K for the year ended December 31, 1990)**

10.16 Rust International Inc. 1993 Stock Option Plan (Exhibit 10.41 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1992)**

10.17 Rust International Inc. 1993 Stock Option Plan for Non-Employee Directors (Exhibit 10.42 to the report on form 10-K filed by WMX Technologies, Inc. for the year ended December 31, 1992)**

10.18 First Amended and Restated International Business Opportunities Agreement dated as of January 1, 1993 among registrant, WMX Technologies, Inc., Wheelabrator Technologies Inc., Waste Management International, Inc., Waste Management International plc and Rust International Inc. (Exhibit 28 to the registration statement (no. 33-59606) on form S-3 filed by Wheelabrator Technologies Inc.)**

10.19 Amendment dated as of January 28, 1994 to First Amended and Restated International Business Opportunities Agreement dated as of January 1, 1993 among registrant, WMX Technologies, Inc., Wheelabrator Technologies Inc., Waste Management International, Inc., Waste Management International plc and Rust International Inc.

10.20 Rust Intercorporate Services Agreement dated as of January 1, 1993 among registrant, WMX Technologies, Inc., Wheelabrator Technologies Inc. and Rust International Inc. (Exhibit 10.18 to registrant's report on form 10-K for the year ended December 31, 1992)**

10.21 Amendment No. 1 dated as of August 10, 1993 to Rust Intercorporate Services Agreement dated as of January 1, 1993 among registrant, WMX Technologies, Inc., Wheelabrator Technologies Inc. and Rust International Inc.

- --------
* Incorporated by reference to the correspondingly numbered exhibit to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933.

** Incorporated by reference to the indicated exhibit and document; in the case of references to documents filed under the Securities Exchange Act of 1934, the registrant's file number under the Act is 1-9253, and WMX Technologies, Inc.'s is 1-7327.

                                      EX-2

        Number and Description of Exhibit
        ---------------------------------

10.22 1992 Stock Option Plan of registrant (Exhibit 10.19 to registrant's report on form 10-K for the year ended December 31, 1991)**

10.23   1992 Stock Option Plan for Non-Employee Directors of registrant (Exhibit
        10.20 to registrant's report on form 10-K for the year ended December 31, 1991)**

10.24 Organizational Agreement dated as of December 31, 1992 among registrant, The Brand Companies, Inc. and Wheelabrator Technologies Inc. (Exhibit 7 to Amendment No. 6 to Statement on Schedule 13D filed on January 5, 1993 by WMX Technologies, Inc., the registrant and Wheelabrator Technologies Inc. relating to securities of The Brand Companies, Inc.)**

10.25 Consulting agreement dated May 1, 1993 between registrant and Kay Hahn Harrell

11.     None

12.     None

13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations

13.2    Financial Statements and Supplementary Data

14.     Inapplicable

15.     Inapplicable

16.     None

17.     Inapplicable

18.     None

19.     Inapplicable

20.     Inapplicable

21.     List of subsidiaries of registrant

22.     Inapplicable

23.     Consent of independent public accountants

24.     None

25.     Inapplicable

26.     Inapplicable

- --------
* Incorporated by reference to the correspondingly numbered exhibit to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933.

** Incorporated by reference to the indicated exhibit and document; in the case of references to documents filed under the Securities Exchange Act of 1934, the registrant's file number under the Act is 1-9253, and WMX Technologies, Inc.'s is 1-7327.

                                      EX-3

        Number and Description of Exhibit
        ---------------------------------

27.     Inapplicable

28.     None

- --------
* Incorporated by reference to the correspondingly numbered exhibit to the registration statement (no. 33-8509) on form S-1 filed by the registrant under the Securities Act of 1933.

** Incorporated by reference to the indicated exhibit and document; in the case of references to documents filed under the Securities Exchange Act of 1934, the registrant's file number under the Act is 1-9253, and WMX Technologies, Inc.'s is 1-7327.

                                      EX-4