Form 10-Q
period 1994-03-31
CHEMICAL WASTE MANAGEMENT INC
filed 1994-05-16
CIK 800287

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For Quarter Ended March 31, 1994             Commission File No. 1-9253

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         CHEMICAL WASTE MANAGEMENT, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     36-2989152
- - -------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


3001 Butterfield Road, Oak Brook, Illinois                  60521
- - ------------------------------------------               ----------
(Address of principal executive offices)                 (Zip Code)


   Registrant's telephone number, including area code      (708) 218-1500
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes  X           No ___
                   ---

As of May 1, 1994, the registrant had issued and outstanding an aggregate of 209,135,093 shares of its common stock.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I.  Financial Information:                          PAGE
Consolidated balance sheets as of December 31, 1993
     and March 31, 1994.................................   3

Consolidated statements of income for the three-month
     periods ended March 31, 1993 and 1994..............   5

Consolidated statements of stockholders' equity for
     the three-month periods ended March 31, 1993
     and 1994...........................................   6

Consolidated statements of cash flows for the
     three-month periods ended March 31, 1993 and 1994..   7

Notes to consolidated financial statements..............   8

Management's discussion and analysis of financial
     condition and results of operations................  14

PART II.  Other Information.............................  20

                                     *****

                         PART I. FINANCIAL INFORMATION
                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (000's omitted)

                                     ASSETS




                                            December 31,    March 31,
                                                1993          1994
                                            -------------  -----------
CURRENT ASSETS:
 Cash                                         $    2,592   $   14,346
 Short-term investments                            1,906        1,688
 Accounts receivable, less reserve
  of $14,040 in 1993 and $18,378 in 1994         512,986      504,478
 Employee receivables                              1,134        1,263
 Costs and estimated earnings in excess
  of billings on uncompleted contracts           185,867      205,009
 Refundable income taxes                          54,002       45,995
 Prepaid expenses                                 78,905       83,975
                                              ----------   ----------
       Total Current Assets                   $  837,392   $  856,754
                                              ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
 Land, primarily disposal sites               $  402,954   $  409,115
 Buildings                                       234,837      235,942
 Vehicles and equipment                          898,262      908,373
 Leasehold improvements                           13,032       13,484
                                              ----------   ----------
                                              $1,549,085   $1,566,914
 Less-Accumulated depreciation
  and amortization                              (382,157)    (400,765)
                                              ----------   ----------
       Total Property and Equipment,net       $1,166,928   $1,166,149
                                              ----------   ----------


OTHER ASSETS:
 Intangible assets relating to
  acquired businesses, net                    $  708,473   $  771,256
 Investments                                     236,803      247,207
 Sundry                                          133,069      132,878
 Deferred income taxes                            41,379       35,731
                                              ----------   ----------
       Total Other Assets                     $1,119,724   $1,187,072
                                              ----------   ----------
            Total Assets                      $3,124,044   $3,209,975
                                              ==========   ==========

The accompanying notes are an integral part of these balance sheets.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                      (000's omitted except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                              December 31,    March 31,
                                                  1993          1994
                                              -------------  -----------
CURRENT LIABILITIES:
 Portion of long-term debt payable
  within one year                               $  186,086   $  189,643
 Accounts payable                                  173,155      117,901
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                 43,579       70,244
 Accrued expenses                                  201,932      192,112
                                                ----------   ----------
       Total Current Liabilities                $  604,752   $  569,900
                                                ----------   ----------

DEFERRED ITEMS:
 Investment credit                              $      405   $      336
 Other                                             238,338      238,686
                                                ----------   ----------
       Total Deferred Items                     $  238,743   $  239,022
                                                ----------   ----------

LONG-TERM DEBT:
 Due to WMX Technologies, Inc.                  $1,134,596   $1,210,024
 Other long-term debt, less portion
  payable within one year                           58,318       74,732
                                                ----------   ----------
       Total Long-Term Debt                     $1,192,914   $1,284,756
                                                ----------   ----------

MINORITY INTEREST IN SUBSIDIARIES               $  392,716   $  407,231
                                                ----------   ----------

COMMITMENTS AND CONTINGENCIES                   $            $
                                                ----------   ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value;
 500,000,000 shares authorized;
 212,422,463 issued in 1993 and 1994            $    2,124   $    2,124
 Additional paid-in capital                        430,014      430,001
 Cumulative translation adjustment                 (37,353)     (33,069)
 Retained earnings                                 336,930      346,764
                                                ----------   ----------
                                                $  731,715   $  745,820

 Less-Treasury stock, at cost; 3,291,170
  shares in 1993 and 3,287,370 in 1994             (36,796)     (36,754)
                                                ----------   ----------
      Total Stockholders' Equity                $  694,919   $  709,066
                                                ----------   ----------

      Total Liabilities and
           Stockholders' Equity                 $3,124,044   $3,209,975
                                                ==========   ==========

The accompanying notes are an integral part of these balance sheets.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (000's omitted except per share amounts)



                                        Three Months Ended March 31,
                                        -----------------------------
                                             1993            1994
                                        --------------   ------------

REVENUE                                    $495,416        $523,407
                                           --------        --------

COSTS AND EXPENSES:
 Operating                                 $390,201        $415,182
 Selling and administrative                  67,609          73,299
 Interest expense                             6,682          13,049
 Equity in earnings of affiliates            (3,124)         (3,323)
 Minority interest                            9,416           7,143
 Sundry income, net                         (13,891)         (2,802)
                                           --------        --------
Income Before Income Taxes                 $ 38,523        $ 20,859

Provision for Income Taxes                   17,269          11,025
                                           --------        --------

NET INCOME FOR THE PERIOD                  $ 21,254        $  9,834
                                           ========        ========

AVERAGE SHARES AND EQUIVALENT SHARES
 OUTSTANDING DURING THE PERIOD              212,579         209,139
                                           ========        ========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE                          $   0.10        $   0.05
                                           ========        ========

DIVIDENDS DECLARED PER SHARE               $   0.05        $     --
                                           ========        ========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)



                                        ADDITIONAL  CUMULATIVE
                                COMMON   PAID-IN   TRANSLATION    RETAINED     TREASURY
                                STOCK    CAPITAL    ADJUSTMENT    EARNINGS       STOCK
                                ------   -------   -----------    --------     --------

Balance at January 1, 1993      $2,123   $505,217   $(19,198)     $658,439     $    --

Net income for the period           --         --         --        21,254          --

Cash dividends                      --         --         --       (10,631)         --

Stock issued upon exercise
  of stock options                   1      1,477         --            --          --

Treasury stock received in
  connection with exercise
  of stock options                  --         --         --            --          26

Tax benefit of non-qualified
  stock options exercised           --        448         --            --          --

Cumulative translation
  adjustment of foreign
  currency statements               --         --     (9,133)           --          --

Investment in Rust
  International, Inc.               --    (77,066)        --            --          --

Stock repurchases
  (660,000 shares)                  --         --         --            --      10,891
                                ------   --------   --------      --------     -------

Balance at March 31, 1993       $2,124   $430,076   $(28,331)     $669,062     $10,917
                                ======   ========   ========      ========     =======


Balance at January 1, 1994      $2,124   $430,014   $(37,353)     $336,930     $36,796

Net income for the period           --         --         --         9,834          --

Stock issued upon exercise
  of stock options                  --        (13)        --            --         (42)

Cumulative translation
  adjustment of foreign
  currency statements               --         --      4,284            --          --
                                ------   --------   --------      --------     -------

Balance at March 31, 1994       $2,124   $430,001   $(33,069)     $346,764     $36,754
                                ======   ========   ========      ========     =======

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)



                                                      1993       1994
                                                    --------   --------
OPERATING ACTIVITIES
- - --------------------
Net income                                          $ 21,254   $  9,834
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                     24,048     32,962
    Interest on LYONs                                  3,021      2,708
    Undistributed earnings of equity investments      (3,124)    (3,323)
    Gain on sale of property and
      equipment and investments                      (13,183)      (257)

Changes in assets and liabilities net of effects
  of acquired companies:
    Accounts receivable                               38,899     32,445
    Costs and estimated earnings in excess of
      billings on uncompleted contracts               21,949      6,954
    Prepaid expenses and refundable income taxes       4,482      2,818
    Accounts payable                                 (33,148)   (63,185)
    Accrued expenses                                 (19,549)   (42,892)
    Deferred other items                              (9,331)   (10,040)
    Sundry                                            19,143       (166)
    Minority interest in subsidiaries                 (2,264)    12,083
    Deferred income taxes                              9,569      8,599
                                                    --------   --------
Net Cash from Operating Activities                  $ 61,766   $(11,460)
                                                    --------   --------

INVESTING ACTIVITIES
- - --------------------
  Short-term investments                            $     --   $    218
  Purchases of property and equipment                (48,097)   (24,902)
  Transfer of property and equipment, net with WMX     2,836       (510)
  Purchases of companies, net of cash acquired       (28,587)   (52,298)
  Proceeds from sale of property and equipment
    and investments                                   36,025      9,517
                                                    --------   --------
Net Cash from Investing Activities                  $(37,823)  $(67,975)
                                                    --------   --------

FINANCING ACTIVITIES
- - --------------------
  Increase in borrowings from WMX                   $  6,831   $ 75,428
  Proceeds from issuance of indebtedness                  --     17,276
  Payments on debt                                    (1,805)    (1,544)
  Stock repurchases                                  (10,891)        --
  Preferred stock repurchase                          (5,000)        --
  Proceeds from exercise of stock options, net         1,900         29
  Dividends paid                                     (10,631)        --
                                                    --------   --------
Net Cash from Financing Activities                  $(19,596)  $ 91,189
                                                    --------   --------

Net Increase in Cash                                $  4,347   $ 11,754
  Cash at beginning of period                          3,552      2,592
                                                    --------   --------
Cash at End of Period                               $  7,899   $ 14,346
                                                    ========   ========


Additional disclosure:
  Liabilities assumed in acquisitions of businesses $ 32,011   $ 62,021
                                                    ========   ========
  Interest paid, net of amounts capitalized         $  3,661   $ 11,074
                                                    ========   ========
  Income taxes paid (refunds received), net         $  1,830   $ (9,787)
                                                    ========   ========

The accompanying notes are an integral part of these statements.

               CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
             (000's omitted in all tables except per share amounts)

Summary of Accounting Policies-

The financial statements included herein have been prepared by Chemical Waste Management, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

Certain amounts in previously issued financial statements have been reclassified to conform to 1994 classifications.

Income Taxes-

The following table sets forth the provision for income taxes for the three months ended March 31, 1993 and 1994:

                              1993      1994
                            --------  --------
Currently payable           $ 5,499   $(4,311)
Deferred                     11,883    15,404
Amortization of deferred
 investment credit             (113)      (68)
                            -------   -------
                            $17,269   $11,025
                            =======   =======

Consolidating Financial Statements-

The following consolidating statements of income show the Company's core business and its Rust International Inc. ("Rust") subsidiary for the three months ended March 31, 1993 and 1994.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                   For the Three Months Ended March 31, 1993

                                  (unaudited)



                                Core
                                 CWM       Rust     Eliminations   Consolidated
                              ---------  ---------  -------------  -------------

Revenue                       $158,766   $351,374     $(14,724)        $495,416
                              --------   --------     --------         --------

Costs and Expenses:

 Operating                    $115,955   $288,970     $(14,724)        $390,201

 Selling
  and administrative            31,490     36,119           --           67,609

 Interest expense                5,978        704           --            6,682

 Equity in earnings
  of affiliate                      --     (3,124)          --           (3,124)

 Minority interest                 (18)     2,520        6,914            9,416

 Sundry income, net            (13,117)      (774)          --          (13,891)
                              --------   --------     --------         --------

Income before Income Taxes    $ 18,478   $ 26,959     $ (6,914)        $ 38,523

Provision for Income Taxes       6,929     10,340           --           17,269
                              --------   --------     --------         --------

Net Income                    $ 11,549   $ 16,619     $ (6,914)        $ 21,254
                              ========   ========     ========         ========

Average Shares and
 Equivalent Shares
 Outstanding During
 the Period                                                             212,579
                                                                       ========

Earnings Per Common
 and Common Equivalent
 Share                                                                    $0.10
                                                                       ========

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                   For the Three Months Ended March 31, 1994

                                  (unaudited)



                                Core
                                 CWM       Rust     Eliminations   Consolidated
                              ---------  ---------  -------------  -------------

Revenue                       $146,336   $386,140     $(9,069)       $523,407
                              --------   --------     -------        --------

Costs and Expenses:

 Operating                    $105,530   $318,721     $(9,069)       $415,182

 Selling
  and administrative            29,726     43,573          --          73,299

 Interest expense                8,209      4,840          --          13,049

 Equity in earnings
  of affiliate                      --     (3,323)         --          (3,323)

 Minority interest                 953         42       6,148           7,143

 Sundry income, net             (1,445)    (1,357)         --          (2,802)
                              --------   --------     -------        --------

Income before Income Taxes    $  3,363   $ 23,644     $(6,148)       $ 20,859

Provision for Income Taxes       1,395      9,630          --          11,025
                              --------   --------     -------        --------

Net Income                    $  1,968   $ 14,014     $(6,148)       $  9,834
                              ========   ========     =======        ========

Average Shares and
 Equivalent Shares
 Outstanding During
 the Period                                                           209,139
                                                                     ========

Earnings Per Common
 and Common Equivalent
 Share                                                                  $0.05
                                                                     ========

Business Combinations-

Excluding the formation of Rust in January 1993, all businesses acquired by the Company have been accounted for as purchases and are included in the financial statements from the date of acquisition.

During 1993, the Company acquired 17 businesses (including the minority interest in The Brand Companies, Inc. ("Brand") as a result of the Rust-Brand merger) for $301 million in cash and notes and approximately 3.1 million shares of common stock of Rust. During 1994, the Company acquired four businesses for $52.3 million in cash and notes.

The following summarizes the effect of businesses acquired and accounted for as purchases in 1993 and 1994 as if they had been acquired as of January 1, 1993.



                                            Three Months Ended March 31
                                            ----------------------------
                                                 1993           1994
                                            -------------   ------------

Revenue as reported                            $495,416       $523,407

Revenue of purchased businesses
 for period prior to acquisition                 89,544          2,624
                                               --------       --------

Pro forma revenue                              $584,960       $526,031
                                               ========       ========

Net income as reported                         $ 21,254       $  9,834

Net income of purchased businesses
 for period prior to acquisition                  3,175             98

Adjustment for interest and amortization
 of cost in excess of market value of
 net assets acquired                             (2,589)           (51)
                                               --------       --------

Pro forma net income                           $ 21,840       $  9,881
                                               ========       ========

Earnings per share as reported                 $    .10       $    .05

Effect of purchased businesses
 for periods prior to acquisition                    --             --
                                               --------       --------

Pro forma earnings per share                   $    .10       $    .05
                                               ========       ========

Special Charge-

In the third quarter of 1993, the Company completed a study of its businesses, announced a strategic reconfiguration of its operations to meet current demand and recorded a special revaluation and restructuring charge of $550 million related primarily to a revaluation of the Company's thermal treatment business, including incinerators and fuels blending operations.

The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to the actions the Company has taken or plans to take as part of its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $54 million through March 31, 1994, including $11.2 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, will be expended by the end of 1994. Once completed, the Company expects the restructuring to reduce overhead, including depreciation and amortization, by approximately $60 million annually.

Changes in Accounting Principles-

The Financial Accounting Standards Board has issued Standard No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112") and No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). Effective January 1, 1994, the Company adopted FAS 112, which did not have a material impact on the financial statements as the Company's current accounting was substantially in compliance with the new standard. The Company does not have and does not contemplate acquiring significant investments of the type covered in FAS 115.


Environmental Matters-

The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its business, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based on compliance with environmental laws and regulations and its services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation; however, the Company believes that it has the resources and experience to manage environmental risk.

As a part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as air space is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 23 sites listed on the Superfund National Priority List ("NPL"). In the majority of situations, the Company's connection with NPL sites relates to allegations that its subsidiaries (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate costs of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement as a remediation services provider with a large number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material. The impact of such future events cannot be estimated at the current time.

                CHEMICAL WASTE MANAGEMENT INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

  The Company's consolidated revenue for the three months ended March 31, 1994, was $523,407,000 compared to $495,416,000 for the three months ended March 31, 1993. Net income amounted to $9,834,000 for the three months ended March 31, 1994, compared to $21,254,000 for the first quarter of 1993 (which included an approximate $8,000,000 net gain from the sale of stock held for investment). Earnings per share were $.05 in the first quarter of 1994 compared to $.10, including approximately $.04 attributable to the gain from the sale of stock held for investment, for the same quarter a year earlier.

  As a result of the slow start because of the severe weather in the first quarter of 1994 discussed below, the Company now expects earnings per share for the core business, excluding earnings from Rust International Inc. ("Rust"), for 1994 to be near $.20 per share (before any reimbursement of Rust's development expenses pursuant to the agreement discussed below).

REVENUE

  The Company provides hazardous waste transportation, treatment, resource recovery and disposal services as part of its core business. Through Rust, its 56% owned subsidiary, the Company also provides engineering, construction and environmental and infrastructure consulting services, and environmental remediation and other on-site industrial services. Rust also operated an asbestos abatement business through the first four months of 1993. This business was transferred to NSC Corporation ("NSC") on May 3, 1993, in exchange for a 41% equity interest in NSC and NSC's interest in two industrial service businesses. Revenue for the three months ended March 31, 1993 and 1994 is as follows (000's omitted):

                                  1993       1994
                                ---------  ---------
  Core business                 $158,766   $146,336

  Engineering, construction
  and consulting services        174,985    205,350

  Remediation and industrial
  services                       154,173    180,790

  Asbestos abatement              22,216         --

  Intercompany revenue           (14,724)    (9,069)
                                --------   --------

                                $495,416   $523,407
                                ========   ========


  Core business revenue in the three months ended March 31, 1994 declined $12.4 million or 7.8% from the first three months of 1993. Severe weather in the northeast quarter of the United States was the primary reason for this decline. Event business revenue (generally large, non-recurring projects) declined 20.9% in the first quarter of 1994, again primarily as a result of the severe weather. Event business was 8.2% of core business revenue in the first quarter, 1994 compared to 9.5% in the same quarter a year earlier. The following table analyzes 1994 core business revenue compared to the first quarter of 1993:
                                          Percent
                                           Change
                                          -------
          Price                            (3.5)%
          Volume                           (8.3)
          Purchased Business                4.0
                                          -------
                                           (7.8)%
                                          =======

  The increase in revenue from engineering, construction and consulting services was the result of acquisitions completed in 1994 and during the latter part of 1993. This was offset by volume declines of $18 million, primarily related to severe weather and customer delays on numerous projects. Backlog increased by $85 million from December 31, 1993, to $804 million at March 31, 1994, in this business line.

  Revenue from remediation and industrial services increased due to acquisitions completed in the second half of 1993. This was offset by volume declines of $5.2 million due to weather related work delays. Backlog in this business line increased by $16 million from December 31, 1993, to $669 million at March 31, 1994.

  The percentage of Rust's revenue from affiliates declined to 13.3% in the first quarter of 1994 from 13.8% in the first quarter of 1993.

OPERATING EXPENSES

  Operating expenses increased as a percentage of consolidated revenue as weather delayed projects and hampered operations in both the core business and in the Rust lines of business. The severe weather caused many customers to cease operations for extended periods during the quarter, forcing the Company to absorb costs. The weather also caused additional costs to be incurred as employees and subcontractors were forced to deal with added overtime, closed highways due to snow emergencies, and conditions that made work outside difficult and, at times, impossible. Partially offsetting the effect of the weather, for the core business, were costs savings achieved in the first quarter of 1994 from the restructuring begun in the third quarter of 1993.

SELLING AND ADMINISTRATIVE EXPENSES

  Selling and administrative expenses increased as a percentage of revenue for both the core business and Rust in the first quarter of 1994. For the core business, selling and administrative expenses increased to 20.3% from 19.8%, and for Rust such expenses increased to 11.3% from 10.3% in the same quarter a year ago. A large component of selling and administrative expenses is somewhat fixed and, as 1994 consolidated revenue declined, the percentage of revenue increased. Further, for Rust, the increased percentage of selling and administrative expenses is partly attributable to its acquisition activity in 1993 and 1994 since the level of selling and administrative expenses associated with acquired companies was higher than that of existing operations. Initially higher selling and administrative cost percentages associated with acquisitions generally reverse themselves as the acquired businesses are integrated into existing operations.

  Also contributing to the higher core business selling and administrative expense percentage in the first quarter, 1994 was the reimbursement of $1.7 million of Rust's development expenses. Pursuant to an agreement entered into in connection with the formation of Rust in January 1993, the Company has agreed to reimburse Rust for certain business development expenses in an amount not to exceed $10 million in each of 1993 and 1994. Rust has the right to defer the Company's obligation to reimburse such expenses from year to year until December 31, 1997. Such reimbursement for 1993 was deferred. The Company is not in a position to estimate the timing or the amount of such development expenses in the future.

INTEREST

  Consolidated interest expense increased to 2.5% of consolidated revenue for the three months ended March 31, 1994, compared to 1.3% for the three months ended March 31, 1993. Higher debt levels in the latter part of 1993 and early 1994 for both the core business and Rust and increased interest rates were the cause.

EQUITY IN EARNINGS OF AFFILIATES

  Waste Management International plc ("WM International") in which Rust holds a 12% equity interest, is a leading international provider of waste management and related services and includes essentially all of the waste management operations of WMX Technologies, Inc. ("WMX") outside of North America. It currently has operations in Europe, Asia/Pacific and South America. WMX and Wheelabrator Technologies Inc. own 56% and 12%, respectively, of WM International. Selected financial information for WM International for the three months ended March 31, 1993 and 1994, stated in British Pounds Sterling and in accordance with United States generally accepted accounting principles, is as follows (000's omitted):

                            1993             1994
                       ---------------  ---------------
Revenue                (Pounds)220,855  (Pounds)256,009
  Operating income              29,001           36,588
  Pre-tax income                29,113           33,392
  Minority interest              1,839            4,725
  Net income                    17,508           18,592

MINORITY INTEREST

  The decline in minority interest is principally due to Rust's acquisition of the minority interest in The Brand Companies, Inc. ("Brand") during the quarter ended June 30, 1993. However, as of January 1, 1994, as part of its core business, the Company acquired a majority interest in a Mexican hazardous waste management services company resulting in an increase in minority interest.

INCOME TAXES

  The consolidated provision for income taxes rose to 52.9% of income before taxes in the first quarter of 1994 from 44.8% in the first quarter of 1993 for several reasons. The 1994 first quarter provision reflects the impact of the Omnibus Budget Reconciliation Act of 1993. Also, increased amortization of intangibles which for the most part is not tax deductible resulted in a higher effective tax rate. The increase in amortization of intangibles was due primarily to acquisitions completed by Rust during the latter part of 1993 and early 1994, and the purchase of the minority interest in Brand.

LOW-LEVEL RADIOACTIVE WASTE DISPOSAL SERVICES

  The Company's Barnwell, South Carolina facility is one of two licensed commercial low-level radioactive waste disposal facilities in the United States. South Carolina has adopted legislation allowing the Barnwell site to continue operating until December 31, 1995, and to continue receiving waste generated outside the eight states that comprise the Southeast Compact until June 30, 1994. In December 1993, the North Carolina Low Level Radioactive Waste Management Authority voted to select a site in that state for development by the Company as a regional disposal facility for the Southeast Compact. The Company expects the South Carolina legislature to consider extending to December 31, 1995, the date the Barnwell site must stop accepting waste generated outside the Southeast Compact, but there can be no assurance that such an extension will be obtained. The Company is unable to predict the effect such an extension might have upon its business. However, the Company's earnings for one or more fiscal quarters or years could be adversely affected if the Company is unable to open a new facility in North Carolina after the closure of the Barnwell site.

SPECIAL CHARGE

  In the third quarter of 1993, the Company completed a study of its business, announced a strategic reconfiguration of its operations to meet current demand and recorded a special revaluation and restructuring charge of $550 million ($363 million after tax) related primarily to a revaluation of the Company's thermal treatment business, including incinerators and fuels blending operations.

  The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to the actions the Company has taken or plans to take as part of its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $54 million through March 31, 1994, including $11.2 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, will be expended by the end of 1994. The Company estimates that the full impact of the restructuring will reduce overhead, including depreciation and amortization, by approximately $60 million annually.

CHANGES IN ACCOUNTING PRINCIPLES

  The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 112 - Employers' Accounting for Postemployment Benefits ("FAS 112") and No. 115 - Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). Effective January 1, 1994, the Company adopted FAS 112, which did not have a material impact on the financial statements as the Company's current accounting was substantially in compliance with the new standard. The Company does not have and does not contemplate acquiring significant investments of the type covered in FAS 115.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. Cash flow from operating activities is used primarily for capital expenditures and acquisitions of businesses.

  In 1993 and in the first quarter of 1994, the Company financed its business primarily with cash flow from operating activities and by borrowing from WMX.

  At March 31, 1994, the Company had working capital of $286.9 million compared to working capital at December 31, 1993 of $232.6 million. The Company believes that it has adequate liquidity and expects sufficient cash flow from future operations to meet its capital needs. The Company filed its 1993 federal income tax return in early April 1994, and as a result of a reported tax loss, anticipates receiving an approximate $38 million refund of prior years' federal income taxes before the end of the second quarter of 1994.

ACQUISITIONS AND CAPITAL EXPENDITURES

  Capital expenditures, excluding acquired businesses, were $24.9 million for the three months ended March 31, 1994, and $48.1 million for the comparable quarter in 1993.

  During the first quarter of 1994, the Company acquired four businesses for $52.3 million in cash and notes. During the first quarter of 1993, the company acquired two businesses for $28.6 million in cash and notes. See Notes to Consolidated Financial Statements for a schedule showing the pro forma effect of businesses acquired in 1993 and 1994, had they been acquired as of January 1, 1993.

CAPITAL STRUCTURE

  The Company and Rust each has an agreement with WMX under which WMX provides a financing commitment up to $750 million for the Company and up to $350 million for Rust. Any indebtedness of the Company or Rust may be converted, at the option of the borrower, to a term loan with either a fixed or floating interest rate. The interest rates and terms of such loans will generally be WMX's costs of funds for loans of similar maturity. Accordingly, borrowing under these agreements are classified as long-term debt. Interest on other indebtedness is charged at a rate equal to WMX's effective 30-day commercial paper rate plus a number of basis points sufficient to reimburse WMX for its cost of obtaining funds. On December 31, 1993, Rust converted $50 million of its borrowings from WMX to a 5.75% term loan due December 31, 1998. In addition to the above financing commitments, in August 1993, WMX increased the amount of the credit facility for Rust by an additional $100 million which has been converted to a five-year term loan providing for a lump-sum payment on December 31, 1998 with interest at the rate of 6% per annum.

  Holders of the Company's remaining Liquid Yield Option Notes ("LYONs") ($485.8 million aggregate principal amount at maturity) may require the Company to repurchase LYONs on each June 30 at a price equal to the issue price plus accrued original issue discount to the repurchase date.

  The Board of Directors of the Company has authorized the repurchase of up to 10 million shares of its common stock over a 48-month period ending in November 1994. The Company did not repurchase any shares during the first quarter of 1994.

  In August 1993, the Board of Directors suspended indefinitely the payment of quarterly cash dividends on the Company's common stock.

  The debt to capitalization ratio was 56.9% at March 31, 1994 compared to 55.9% at December 31, 1993. This ratio includes minority interest in subsidiaries as part of total capital. The increase in the first quarter is attributable to the increased borrowing from WMX to finance acquisitions. The Company expects to reduce this ratio during the remainder of 1994 through a combination of income tax refunds, reduced capital expenditures and cash flow from operations.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

          Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local levels (including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both). In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time, the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. At March 31, 1994, the Company was involved in four governmental proceedings relating to operations of the Company or one of its subsidiaries where the Company believes sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

   (a)   Exhibits.

         None.

   (b)   Reports on Form 8-K.

         None.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          /s/ Jerome D. Girsch
                               --------------------------------------------
                               Jerome D. Girsch,
                               Executive Vice President,
                               Treasurer and Controller

Dated:  May 13, 1994