Form 10-Q
period 1994-06-30
CHEMICAL WASTE MANAGEMENT INC
filed 1994-08-12
CIK 800287

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarter Ended June 30, 1994                  Commission File No. 1-9253

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         CHEMICAL WASTE MANAGEMENT, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          36-2989152
- -------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


3001 Butterfield Road, Oak Brook, Illinois                      60521
- ------------------------------------------                   ----------
(Address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code      (708) 218-1500
                                                         ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


               Yes  X           No
                   ---             ---

As of August 1, 1994, the registrant had issued and outstanding an aggregate of 209,135,093 shares of its common stock.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I.  Financial Information:                                       PAGE

Consolidated balance sheets as of December 31, 1993
     and June 30, 1994...............................................   3

Consolidated statements of income for the three-month and six-month
     periods ended June 30, 1993 and 1994............................   5

Consolidated statements of stockholders' equity for
     the six-month periods ended June 30, 1993
     and 1994........................................................   6

Consolidated statements of cash flows for the
     six-month periods ended June 30, 1993 and 1994..................   7

Notes to consolidated financial statements...........................   8

Management's discussion and analysis of financial
     condition and results of operations.............................  16

PART II.  Other Information..........................................  23


                                     *****

                         PART I. FINANCIAL INFORMATION
                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (000's omitted)

                                     ASSETS

                                                      December 31,   June 30,
                                                         1993          1994
                                                     -------------  -----------
CURRENT ASSETS:
 Cash                                                  $    2,592   $    1,748
 Short-term investments                                     1,906        1,891
 Accounts receivable, less reserve of
  $14,040 in 1993 and $16,871 in 1994                     512,986      543,746
 Employee receivables                                       1,134        1,363
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                       185,867      199,872
 Refundable income taxes                                   54,002           --
 Prepaid expenses                                          78,905       71,623
                                                       ----------   ----------
                Total Current Assets                   $  837,392   $  820,243
                                                       ----------   ----------

PROPERTY AND EQUIPMENT, at cost:
 Land, primarily disposal sites                        $  402,954   $  402,058
 Buildings                                                234,837      238,301
 Vehicles and equipment                                   898,262      912,824
 Leasehold improvements                                    13,032       13,595
                                                       ----------   ----------
                                                       $1,549,085   $1,566,778

 Less-Accumulated depreciation
  and amortization                                       (382,157)    (415,574)
                                                       ----------   ----------
                Total Property and Equipment, Net      $1,166,928   $1,151,204
                                                       ----------   ----------

OTHER ASSETS:
 Intangible assets relating to acquired
  businesses, net                                      $  708,473   $  785,005
 Investments                                              236,803      261,020
 Sundry                                                   133,069      134,655
 Deferred income taxes                                     41,379       27,043
                                                       ----------   ----------
                Total Other Assets                     $1,119,724   $1,207,723
                                                       ----------   ----------
                      Total Assets                     $3,124,044   $3,179,170
                                                       ==========   ==========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                      (000's omitted except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      December 31,   June 30,
                                                         1993          1994
                                                     -------------  -----------
CURRENT LIABILITIES:
 Portion of long-term debt payable
  within one year                                      $  186,086   $  135,834
 Accounts payable                                         173,155      152,194
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                        43,579       57,803
 Accrued expenses                                         201,932      200,141
 Accrued income taxes                                          --        5,845
                                                       ----------   ----------
                Total Current Liabilities              $  604,752   $  551,817
                                                       ----------   ----------

DEFERRED ITEMS                                         $  238,743   $  212,625
                                                       ----------   ----------

LONG-TERM DEBT:
 Due to WMX Technologies, Inc.                         $1,134,596   $1,188,768
 Other long-term debt, less portion
  payable within one year                                  58,318       75,558
                                                       ----------   ----------
                Total Long-Term Debt                   $1,192,914   $1,264,326
                                                       ----------   ----------

MINORITY INTEREST IN SUBSIDIARIES                      $  392,716   $  416,499
                                                       ----------   ----------

COMMITMENTS AND CONTINGENCIES                          $            $
                                                       ----------   ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 500,000,000 shares
  authorized; 212,422,463 issued in 1993 and 1994      $    2,124   $    2,124
 Additional paid-in capital                               430,014      430,001
 Cumulative translation adjustment                        (37,353)     (29,984)
 Retained earnings                                        336,930      368,516
                                                       ----------   ----------
                                                       $  731,715   $  770,657
 Less-Treasury stock, at cost; 3,291,170
  shares in 1993 and 3,287,370 in 1994                    (36,796)     (36,754)
                                                       ----------   ----------
                Total Stockholders' Equity             $  694,919   $  733,903
                                                       ----------   ----------

                      Total Liabilities and
                       Stockholders' Equity            $3,124,044   $3,179,170
                                                       ==========   ==========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (000's omitted except per share amounts)


                                    Three Months Ended June 30       Six Months Ended June 30
                                    --------------------------       -------------------------
                                      1993              1994            1993           1994
                                    --------          --------       ----------     ----------
REVENUE                             $534,006          $583,428       $1,029,422     $1,106,835
                                    --------          --------       ----------     ----------

COSTS AND EXPENSES:
 Operating                          $424,815          $450,208       $  815,016     $  865,390
 Selling and Administrative           70,313            73,605          137,922        146,904
 Interest expense                      8,342            15,019           15,024         28,068
 Interest income                        (131)             (659)            (663)        (1,627)
 Equity in earnings of affiliate      (3,545)           (4,008)          (6,670)        (7,331)
 Minority interest                     9,868             7,093           19,376         14,236
 Sundry expense (income), net         (1,031)              724          (14,481)        (1,110)
 Gains on issuance of stock
  by subsidiary                      (10,462)               --          (10,462)            --
                                    --------          --------       ----------     ----------

Income Before Income Taxes          $ 35,837          $ 41,446       $   74,360     $   62,305

Provision for Income Taxes            13,221            19,694           30,490         30,719
                                    --------          --------       ----------     ----------

NET INCOME FOR THE PERIOD           $ 22,616          $ 21,752       $   43,870     $   31,586
                                    ========          ========       ==========     ==========

AVERAGE SHARES AND EQUIVALENT
 SHARES OUTSTANDING DURING
 THE PERIOD                          211,348           209,274          211,968        209,242
                                    ========          ========       ==========     ==========

EARNINGS PER COMMON AND
 COMMON EQUIVALENT SHARE            $   0.11          $   0.10       $     0.21     $     0.15
                                    ========          ========       ==========     ==========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)

                                              ADDITIONAL   CUMULATIVE
                                     COMMON    PAID-IN    TRANSLATION   RETAINED    TREASURY
                                     STOCK     CAPITAL     ADJUSTMENT   EARNINGS     STOCK
                                     ------   ----------  -----------   ---------   --------
Balance at January 1, 1993           $2,123    $505,217    $(19,198)     $658,439   $     --

Net income for the period                --          --          --        43,870         --

Cash dividends                           --          --          --       (21,193)        --

Stock issued upon exercise
 of stock options                         1       1,465          --            --         --

Treasury stock received in
 connection with exercise
 of stock options                        --          --          --            --         (3)

Tax benefit of non-qualified
 stock options exercised                 --         448          --            --         --

Cumulative translation
 adjustment of foreign
 currency statements                     --          --     (12,151)           --         --

Investment in Rust
 International, Inc.                     --     (77,066)         --            --         --

Stock repurchases
 (1,787,000 shares)                      --          --          --            --    (24,124)
                                     ------    --------    --------      --------   --------

Balance at June 30, 1993             $2,124    $430,064    $(31,349)     $681,116   $(24,127)
                                     ======    ========    ========      ========   ========


Balance at January 1, 1994           $2,124    $430,014    $(37,353)     $336,930   $(36,796)

Net income for the period                --          --          --        31,586         --

Stock issued upon exercise
 of stock options                        --         (13)         --            --         42

Cumulative translation
 adjustment of foreign
 currency statements                     --          --       7,369            --         --
                                     ------    --------    --------      --------   --------

Balance at June 30, 1994             $2,124    $430,001    $(29,984)     $368,516   $(36,754)
                                     ======    ========    ========      ========   ========

The accompanying notes are an integral part of these statements.

               CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)

                                                                         1993       1994
                                                                      ---------   --------
OPERATING ACTIVITIES
- --------------------
  Net income                                                          $  43,870   $ 31,586
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                                      52,473     68,757
      Interest on LYONs                                                   6,086      5,455
      Undistributed earnings of equity investments                       (7,312)    (7,331)
      Gain from stock transactions of subsidiary                        (10,462)        --
      Gain on sale of property and equipment and investments            (13,291)      (257)

  Changes in assets and liabilities net of effects
    of acquired companies:
      Accounts receivable                                                 3,760     (6,971)
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                                   481       (442)
      Prepaid expenses and refundable income taxes                       11,212     62,304
      Accounts payable                                                  (11,683)   (28,165)
      Accrued expenses                                                  (49,476)   (53,405)
      Accrued income taxes                                                   --      4,327
      Deferred other items                                              (17,692)   (37,181)
      Sundry                                                              4,990     (5,409)
      Minority interest in subsidiaries                                  15,935     22,614
      Deferred income taxes                                              16,316     22,300
                                                                      ---------   --------
Net Cash from Operating Activities                                    $  45,207   $ 78,182
                                                                      ---------   --------

INVESTING ACTIVITIES
- --------------------
  Short-term investments                                              $      --   $     15
  Purchases of property and equipment                                  (108,003)   (53,455)
  Transfer of property and equipment with WMX, net                        8,955       (161)
  Purchases of companies, net of cash acquired                         (221,790)   (53,395)
  Proceeds from sale of property and equipment and investments           37,869     15,972
                                                                      ---------   --------
Net Cash used for Investing Activities                                $(282,969)  $(91,024)
                                                                      ---------   --------

FINANCING ACTIVITIES
- --------------------
  Increase in borrowings from WMX                                     $ 321,052   $ 54,172
  Proceeds from issuance of indebtedness                                     --     17,976
  Payments on debt                                                      (37,507)   (60,179)
  Common stock repurchases                                              (24,124)        --
  Preferred stock repurchase                                             (5,000)        --
  Proceeds from exercise of stock options, net                            1,911         29
  Dividends paid                                                        (21,193)        --
                                                                      ---------   --------
Net Cash from Financing Activities                                    $ 235,139   $ 11,998
                                                                      ---------   --------

Net Decrease in Cash                                                  $  (2,623)  $   (844)
  Cash at beginning of period                                             3,552      2,592
                                                                      ---------   --------
Cash at End of Period                                                 $     929   $  1,748
                                                                      =========   ========

Additional disclosure:
  Liabilities assumed in acquisitions of businesses                   $ 166,012   $ 71,566
                                                                      =========   ========
  Interest paid, net of amounts capitalized                           $   8,938   $ 22,365
                                                                      =========   ========
  Income taxes paid (refunds received), net                           $   8,412   $(56,430)
                                                                      =========   ========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
             (000's omitted in all tables except per share amounts)



Summary of Accounting Policies-
The financial statements included herein have been prepared by Chemical Waste Management, Inc. ("CWM" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations. The financial information included herein reflects, in the opinion of the Company, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods presented. The results for interim periods are not necessarily indicative of results for the entire year.

Certain amounts in previously issued financial statements have been reclassified to conform to 1994 classifications.


Income Taxes -
The following table sets forth the provision for income taxes for the three months and six months ended June 30, 1993 and 1994:

                                              Three Months Ended June 30  Six Months Ended June 30
                                              --------------------------  ------------------------
                                                  1993          1994          1993        1994
                                                 -------       -------      -------      -------
Currently payable                                $ 7,236       $ 8,167      $12,735      $ 3,856
Deferred                                           6,098        11,595       17,981       26,999
Amortization of deferred investment credit          (113)          (68)        (226)        (136)
                                                 -------       -------      -------      -------
                                                 $13,221       $19,694      $30,490      $30,719
                                                 =======       =======      =======      =======

Consolidating Financial Statements -
The following consolidating statements of income show the Company's core business and its Rust International Inc. ("Rust") subsidiary for the three months and six months ended June 30, 1993 and 1994.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                   For the Three Months Ended June 30, 1993*
                                  (unaudited)
                    (000's omitted except per share amount)

                                              Core
                                               CWM       Rust     Eliminations   Consolidated
                                            ---------  --------   ------------   ------------

Revenue                                     $167,094   $382,189     $(15,277)      $534,006
                                            --------   --------     --------       --------

Costs and Expenses:

  Operating                                 $127,747   $312,345     $(15,277)      $424,815

  Selling and administrative                  32,651     37,662           --         70,313

  Interest expense                             6,275      2,067           --          8,342

  Interest income                                (73)       (58)          --           (131)

  Equity in earnings of affiliate                 --     (3,545)          --         (3,545)

  Minority interest                               61        666        9,141          9,868

  Sundry expense
    (income), net                                110     (1,141)          --         (1,031)

  Gains on issuance of stock by subsidiary   (10,462)        --           --        (10,462)
                                            --------   --------     --------       --------

Income Before Income Taxes                  $ 10,785   $ 34,193     $ (9,141)      $ 35,837

Provision for Income Taxes                       121     13,100           --         13,221
                                            --------   --------     --------       --------

Net Income                                  $ 10,664   $ 21,093     $ (9,141)      $ 22,616
                                            ========   ========     ========       ========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                     211,348
                                                                                   ========

Earnings Per Common and Common
  Equivalent Share                                                                 $   0.11
                                                                                   ========

*Certain amounts have been restated to conform to 1994 classifications.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                    For the Three Months Ended June 30, 1994
                                  (unaudited)
                    (000's omitted except per share amount)

                                          Core
                                           CWM       Rust     Eliminations   Consolidated
                                        ---------  ---------  ------------   ------------

Revenue                                 $185,339   $411,678     $(13,589)      $583,428
                                        --------   --------     --------       --------

Costs and Expenses:

  Operating                             $124,339   $339,458     $(13,589)      $450,208

  Selling and administrative              29,545     44,060           --         73,605

  Interest expense                         9,427      5,592           --         15,019

  Interest income                           (244)      (415)          --           (659)

  Equity in earnings of affiliate             --     (4,008)          --         (4,008)

  Minority interest                         (145)        (4)       7,242          7,093

  Sundry expense
    (income), net                          1,015       (291)          --            724
                                        --------   --------     --------       --------

Income Before Income Taxes              $ 21,402   $ 27,286     $ (7,242)      $ 41,446

Provision for Income Taxes                 8,912     10,782           --         19,694
                                        --------   --------     --------       --------

Net Income                              $ 12,490   $ 16,504     $ (7,242)      $ 21,752
                                        ========   ========     ========       ========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                 209,274
                                                                               ========

Earnings Per Common and Common
  Equivalent Share                                                             $   0.10
                                                                               ========

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                    For the Six Months Ended June 30, 1993*
                                  (unaudited)
                    (000's omitted except per share amount)

                                          Core
                                           CWM       Rust     Eliminations  Consolidated
                                        ---------  ---------  ------------  ------------

Revenue                                 $325,860   $733,563     $(30,001)    $1,029,422
                                        --------   --------     --------     ----------

Costs and Expenses:

  Operating                             $243,702   $601,315     $(30,001)    $  815,016

  Selling and administrative              64,141     73,781           --        137,922

  Interest expense                        12,253      2,771           --         15,024

  Interest income                           (160)      (503)          --           (663)

  Equity in earnings of affiliate             --     (6,670)          --         (6,670)

  Minority interest                           43      3,278       16,055         19,376

  Sundry income, net                     (12,920)    (1,561)          --        (14,481)

  Gains on issuance of
    stock by subsidiary                  (10,462)        --           --        (10,462)
                                        --------   --------     --------     ----------

Income Before Income Taxes              $ 29,263   $ 61,152     $(16,055)    $   74,360

Provision for Income Taxes                 7,050     23,440           --         30,490
                                        --------   --------     --------     ----------

Net Income                              $ 22,213   $ 37,712     $(16,055)    $   43,870
                                        ========   ========     ========     ==========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                 211,968
                                                                               ========

Earnings Per Common and Common
  Equivalent Share                                                             $   0.21
                                                                               ========

*Certain amounts have been restated to conform to 1994 classifications.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                     For the Six Months Ended June 30, 1994
                                  (unaudited)
                    (000's omitted except per share amount)

                                          Core
                                           CWM       Rust     Eliminations  Consolidated
                                        ---------  ---------  ------------  ------------

Revenue                                 $331,675   $797,818     $(22,658)    $1,106,835
                                        --------   --------     --------     ----------

Costs and Expenses:

  Operating                             $229,869   $658,179     $(22,658)    $  865,390

  Selling and administrative              59,271     87,633           --        146,904

  Interest expense                        17,636     10,432           --         28,068

  Interest income                           (583)    (1,044)          --         (1,627)

  Equity in earnings of affiliate             --     (7,331)          --         (7,331)

  Minority interest                          808         38       13,390         14,236

  Sundry income, net                         (91)    (1,019)          --         (1,110)
                                        --------   --------     --------     ----------

Income Before Income Taxes              $ 24,765   $ 50,930     $(13,390)    $   62,305

Provision for Income Taxes                10,307     20,412           --         30,719
                                        --------   --------     --------     ----------

Net Income                              $ 14,458   $ 30,518     $(13,390)    $   31,586
                                        ========   ========     ========     ==========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                 209,242
                                                                             ==========

Earnings Per Common and Common
  Equivalent Share                                                           $     0.15
                                                                             ==========

Business Combinations -
Excluding the formation of Rust in January 1993, all businesses acquired by the Company have been accounted for as purchases and are included in the financial statements from the date of acquisition.

During 1993, the Company acquired 17 businesses (including the minority interest in The Brand Companies, Inc. ("Brand") as a result of the Rust-Brand merger) for $301 million in cash and notes and approximately 3.1 million shares of common stock of Rust. During 1994, the Company acquired six businesses for $53.4 million in cash and notes.

The following summarizes the effect of businesses acquired and accounted for as purchases in 1993 and 1994 as if they had been acquired as of January 1, 1993.

                                                Six Months Ended June 30
                                                ------------------------
                                                   1993          1994
                                                ----------   -----------
  Revenue as reported                           $1,029,422   $1,106,835

  Revenue of purchased businesses for
    period prior to acquisition                    168,802        3,270
                                                ----------   ----------

  Pro forma revenue                             $1,198,224   $1,110,105
                                                ==========   ==========

  Net income as reported                        $   43,870   $   31,586

  Net income of purchased businesses for
    period prior to acquisition                      3,283          106

  Adjustment for interest and amortization
    of cost in excess of market value of
    net assets acquired                             (4,495)         (61)
                                                ----------   ----------

  Pro forma net income                          $   42,658   $   31,631
                                                ==========   ==========

  Earnings per share as reported                $      .21   $      .15

  Effect of purchased businesses for periods
    prior to acquisition                              (.01)          --
                                                ----------   ----------

  Pro forma earnings per share                  $      .20   $      .15
                                                ==========   ==========

Equity Investment -
  Rust holds a 12% beneficial interest in Waste Management International plc ("WM International"). WMX Technologies, Inc. ("WMX"), which is the majority owner of CWM, owns 56% of WM International. Selected financial data for WM International, stated in British Pounds Sterling and in accordance with U. S. generally accepted accounting principles, is as follows (000's omitted):

                                    Three Months                       Six Months
                                   Ended June 30,                    Ended June 30,
                          --------------------------------  --------------------------------
                               1993             1994             1993             1994
                          ---------------  ---------------  ---------------  ---------------
     Revenue              (Pounds)234,877  (Pounds)286,914  (Pounds)455,732  (Pounds)542,923
     Operating income              33,304           41,509           62,305           78,097
     Pre-tax income                31,368           38,357           60,481           71,749
     Minority interest              2,122            5,188            3,961            9,913
     Net income                    19,299           21,995           36,807           40,587

Debt -
On June 30, 1994, the Company repurchased for approximately $58 million Liquid Yield Option Notes ("LYONs") due 2010 in an aggregate principal amount at maturity of $150.8 million. The repurchase was funded by a $60 million increase to $810 million in the Company's financing commitment from WMX. Holders of the remaining LYONs ($334.9 million aggregate principal amount at maturity) may require the Company to repurchase LYONs on each June 30 at a price equal to the issue price plus accrued original issue discount to the repurchase date (approximately $129.2 million as of June 30, 1994).


Derivatives -
From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on the earnings of its foreign subsidiaries and on its equity income from WM International. Although the Company's purpose for using such derivatives is to hedge currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and, accordingly, must be marked to market at the end of each accounting period. Gains and losses on currency derivatives to date have not been material.

As of June 30, 1994, the Company was a party to the following average rate currency collars, structured as offsetting puts and calls with different strike prices (all options settle at expiration of the option period):

                     Notional
    Currency          Amount        Duration
    --------        ----------    -------------
    Sterling        22,500,000    Feb - Dec '94
    Deutschemark     5,300,000    Jan - Dec '94

The notional amounts of the contracts are used to measure cash payments at settlement and do not represent the amount of exposure to credit loss. In addition, the counterparties are major financial institutions which are expected to fully perform under the terms of the contract.


Restructuring -
In the third quarter of 1993, the Company completed a study of its businesses, announced a strategic reconfiguration of its operations to meet then current demand levels and recorded a special revaluation and restructuring charge of $550 million related primarily to a revaluation of the Company's thermal treatment business, including incinerators and fuels blending operations.

The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $60.1 million through June 30, 1994, including $16.8 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. In both the second quarter and the first half of 1994, the estimated annualized reduction of overhead, including depreciation and amortization, as a result of the Company's actions was approximately $60 million.


Changes in Accounting Principles -

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


Environmental Matters -
The majority of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment. As such, a significant portion of the Company's operating costs and capital expenditures could be characterized as costs of environmental protection. While the Company is faced, in the normal course of its business, with the need to expend funds for environmental protection and remediation, it does not expect such expenditures to have a material adverse effect on its financial condition or results of operations because its business is based on compliance with environmental laws and regulations and its services are priced accordingly. Such costs may increase in the future as a result of legislation or regulation; however, the Company believes that it has the resources and experience to manage environmental risk.

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

Estimates of the extent of the Company's degree of responsibility for remediation of a particular site and the method and ultimate costs of remediation require a number of assumptions and are inherently difficult, and the ultimate outcome may differ from current estimates. However, the Company believes that its extensive experience in the environmental services business, as well as its involvement as a remediation services provider with a larger number of sites, provides a reasonable basis for estimating its aggregate liability. As additional information becomes available, estimates are adjusted as necessary. While the Company does not anticipate that any such adjustment would be material to its financial statements, it is reasonably possible that technological, regulatory or enforcement developments, the results of environmental studies or other factors could alter this expectation and necessitate the recording of additional liabilities which could be material. The impact of such future events cannot be estimated at the current time.

Subsequent Event -
On July 28, 1994, WMX made a proposal to acquire all of the outstanding shares of the Company which it does not already own. Under the proposal, each holder of the Company's shares (other than WMX) would receive .27 WMX shares for each share of Company common stock held. The transaction is subject to the approval of both a committee of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by WMX) voting at a stockholders' meeting.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

  The Company's consolidated revenue for the six months ended June 30, 1994, was $1,106,835,000 compared to $1,029,422,000 for the six months ended June 30, 1993. Net income amounted to $31,586,000 for the six months ended June 30, 1994, compared to $43,870,000 (which included an approximate $8,000,000 net of tax gain from the sale of stock held for investment and a $10,462,000 non-taxable gain related to the merger of The Brand Companies, Inc ("Brand") into a wholly-owned subsidiary of Rust International Inc. ("Rust")) for the first half of 1993. Earnings per share were $.15 in the first half of 1994 compared to $.21 (which included approximately $.09 attributable to the gain from the stock sale and the Rust-Brand merger) for the same six month period a year earlier.

  Consolidated revenue for the three months ended June 30, 1994, was $583,428,000 compared to $534,006,000 reported in the second quarter of 1993. Net income for the second quarter of 1994 totalled $21,752,000 whereas net income was $22,616,000 in the second quarter of 1993. The year earlier quarter included the $10,462,000 non-taxable gain related to the Rust-Brand merger.

  In the 1994 second quarter, the Company's core business (that is, excluding
Rust) benefitted significantly from the acceleration of low-level radioactive waste volumes received at the Company's disposal facility in Barnwell, South Carolina in anticipation of a state deadline which denies access to the Barnwell facility to customers outside an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. South Carolina has previously adopted legislation which allows the Barnwell site to continue operating until December 31, 1995, to serve customers located within this region. However, the Company's Barnwell disposal operations are not expected to contribute significantly to the Company's future operating results. In December 1993, the North Carolina Low Level Radioactive Waste Management Authority voted to select a site in that state for development by the Company as a replacement regional disposal facility for the Southeast Compact. The Company is unable to predict when, if ever, its efforts to develop a replacement site will be successful.

  The remainder of the Company's core business experienced declining revenues and a shift to lower margin services in the second quarter of 1994 as compared to the second quarter of 1993. Changes which have affected the hazardous waste industry, including the decline in off-site waste volumes from environmental cleanup projects, the lack of regulatory "drivers", the shift of special wastes to subtitle D facilities, waste minimization and recycling, and overcapacity in the incineration markets continue to have a negative impact on the Company's revenue mix. Additionally, pricing in the business continues to be very competitive. Assuming a continuation of these trends, the Company expects 1994 earnings per share from its core business operations to be near $.15 per share (excluding the Company's share of Rust's net income).

REVENUE

  The Company provides hazardous waste transportation, treatment, resource recovery and disposal services as part of its core business. Through Rust, its 56% owned subsidiary, the Company also provides engineering, construction and environmental and infrastructure consulting services, and environmental remediation and other on-site industrial services. Rust also operated an asbestos abatement business through the first four months of 1993. This business was transferred to NSC Corporation ("NSC") on May 3,1993, in exchange for a 41% equity interest in NSC and NSC's interest in two industrial service businesses. Revenue for the three month and six month periods ended June 30, 1993 and 1994 is as follows (000's omitted):

                                    Three Months             Six Months
                                -------------------   -----------------------
                                  1993       1994        1993         1994
                                --------   --------   ----------   ----------
  Core business                 $167,094   $185,339   $  325,860   $  331,675

  Engineering, construction
  and consulting services        192,674    241,436      367,659      446,786

  Remediation and industrial
  services                       179,966    170,242      334,139      351,032

  Asbestos abatement               9,549         --       31,765           --

  Intercompany revenue           (15,277)   (13,589)     (30,001)     (22,658)
                                --------   --------   ----------   ----------

                                $534,006   $583,428   $1,029,422   $1,106,835
                                ========   ========   ==========   ==========

  Core business revenue in the three months ended June 30, 1994, increased $18.2 million or 10.9% over the same three months of 1993. The principal cause was the above-described increase in low-level radioactive waste volumes received at the Barnwell facility, which more than offset the continuing decline in revenue in the remainder of the core business. These factors and the severe weather in the northeastern United States in the first quarter of 1994 limited the increase in core business revenue to $5.8 million or 1.8% in the first half of 1994 compared to the first half of 1993. Event business (generally large, non-recurring projects) revenue declined 25.0% in the second quarter of 1994 compared to the year earlier quarter, primarily as a result of the general decline in off-site disposal from environmental cleanups. Event business was 8.7% of core business revenue in the 1994 second quarter, compared to 12.9% in the same quarter a year earlier. In the first six months of 1994, event business was 8.5% of core business revenue compared to 11.2% for the first six months of 1993. The following table analyzes core business revenue changes for the three and six month periods ended June 30, 1994, compared to 1993:

                            Three    Six
                           Months   Months
                           ------   ------
     Price                  (2.8)%   (3.2)%
     Volume                 11.7      2.0
     Purchased Business      2.0      3.0
                            ----     ----
                            10.9%     1.8%
                            ====     ====

  The increase in revenue from engineering, construction and consulting services was the result of acquisitions completed in the latter part of 1993 and the beginning of 1994. This was offset by volume declines of $18 million, primarily related to severe weather in parts of the United States during the first quarter of 1994, and customer delays on numerous projects. Volume in the second quarter was relatively flat in 1994 compared to 1993. Backlog in this business line was $1,057 million at June 30, 1994.

  Revenue from remediation and industrial services increased due to acquisitions completed in the second half of 1993. This was offset by volume declines of $5.2 million due to weather related work delays in the first quarter of 1994 and volume declines of $37.8 million in the second quarter primarily due to scaffolding and industrial services customers' delay of scheduled plant maintenance. In addition, the expected award of several large federal remediation contracts has been delayed. Backlog in this business line was $570 million at June 30, 1994.

  The backlog in the two business lines above includes approximately $340 million of Department of Defense Total Environmental Restoration Contracts ("TERCS") awarded to Rust by the U.S. Army Corp of Engineers in 1993. There can be no assurance that specific projects identified and performed by Rust pursuant to such TERCS will result in aggregate revenue of $340 million over the term of such contracts.

  The percentage of Rust's revenue from affiliates declined to 13.6% in the first half of 1994 from 15.3% in the first half of 1993.

OPERATING EXPENSES

  Operating expenses declined as a percentage of consolidated revenue for both the second quarter and the first six months of 1994 compared to the same periods a year earlier, largely as a result of the increased revenue attributable to the Company's low-level radioactive waste disposal operations and the engineering, construction and consulting services of Rust discussed above. Both the second quarter and the first half of 1994 also benefitted somewhat from costs savings achieved in the core business from the restructuring begun in the third quarter of 1993. The percentage for the first half of 1994, however, was negatively impacted by the effects of severe weather, which delayed projects and hampered operations in both the core business and in the Rust lines of business during the first quarter. In view of the adverse revenue trends affecting the core business, the Company is continuing to identify and implement measures which are intended to further reduce its cost structure.

SELLING AND ADMINISTRATIVE EXPENSES

  Selling and administrative expenses as a percentage of revenue for both the core business and Rust in the second quarter and the first half of 1994 benefitted from the increased revenue discussed above. For the core business, selling and administrative expenses decreased to 15.9% from 19.5% in the second quarter and to 17.9% from 19.7% in the six months ended June 30, 1994 compared to the same period in 1993. For Rust, however, such expenses increased to 11.0% from 10.1% in the first six months compared to the same period a year ago. The Rust increase is attributable to the volume declines and the increased acquisition activity in 1993 and 1994. The level of selling and administrative expenses of acquired businesses was higher than that of existing operations. The selling and administrative cost percentages associated with acquisitions are initially high, but then generally decline as the acquired businesses are integrated into existing operations.

  Offsetting the effect of increased core business revenue on the percentage of selling and administrative expense was the reimbursement of an additional $3.6 million of Rust's development expenses in the second quarter of 1994. A total of $5.3 million of development expenses has been reimbursed in the first half of 1994. Pursuant to an agreement entered into in connection with the formation of Rust in January 1993, the Company agreed to reimburse Rust for certain business development expenses in an amount not to exceed $10 million in each of 1993 and 1994. Rust has the right to defer the Company's obligation to reimburse such expenses from year to year until December 31, 1997. Such reimbursement for 1993 was deferred. The Company is not in a position to estimate the timing or the amount of such development expenses which may be charged to the Company in any future quarters.

INTEREST

  Consolidated interest expense increased to 2.5% of consolidated revenue for the six months ended June 30, 1994, compared to 1.5% for the six months ended June 30, 1993. Higher interest rates and debt levels in the latter part of 1993 and the beginning of 1994 for both the core business and Rust were the cause.

EQUITY IN EARNINGS OF AFFILIATES

  Waste Management International plc ("WM International"), in which Rust holds a 12% equity interest, is a leading international provider of waste management and related services and includes essentially all of the waste management operations of WMX Technologies, Inc. ("WMX") outside of North America. It currently has operations in Europe, the Pacific Rim and South America. WMX and Wheelabrator Technologies Inc. own 56% and 12%, respectively, of WM International. Selected financial information for WM International for the three and six month periods ended June 30, 1993 and 1994, stated in British Pounds Sterling and in accordance with United States generally accepted accounting principles, is set forth in the Notes to Consolidated Financial Statements.

MINORITY INTEREST

  The decline in minority interest is principally due to Rust's acquisition of the minority interest in Brand during the quarter ended June 30, 1993. However, as of January 1, 1994, as part of its core business, the Company acquired a majority interest in a Mexican hazardous waste management services company resulting in an increase in minority interest.

INCOME TAXES

  The consolidated provision for income taxes rose to 49.3% of income before taxes in the first six months of 1994 from 41.0% in the first six months of 1993 for several reasons. The 1994 provision reflects the impact of the Omnibus

Budget Reconciliation Act of 1993. Also, increased amortization of intangibles which for the most part is not tax deductible resulted in a higher effective tax rate. The increase in amortization of intangibles was due primarily to acquisitions completed by Rust during the latter part of 1993 and the beginning of 1994, and the purchase of the minority interest in Brand. The recognition of a $10,462,000 non-taxable gain related to the Rust-Brand merger during the second quarter of 1993 had the effect of reducing the effective tax provision for the first half of 1993.

RESTRUCTURING

  In the third quarter of 1993, the Company completed a study of its business, announced a strategic reconfiguration of its operations to meet then current demand levels and recorded a special revaluation and restructuring charge of $550 million ($363 million after tax).

  The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $60.1 million through June 30, 1994, including $16.8 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. In both the second quarter and the first half of 1994, the estimated annualized reduction in overhead, including depreciation and amortization, as a result of the Company's actions was approximately $60 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

  The Company is in a service industry and has neither significant inventory nor seasonal variations in receivables. Cash flow from operating activities is used primarily for capital expenditures and acquisitions of businesses.

  In 1993 and throughout 1994, the Company financed its business primarily with cash flow from operating activities and by borrowing from WMX.

  At June 30, 1994, the Company had working capital of $268.4 million compared to working capital at December 31, 1993, of $232.6 million. The Company believes that it has adequate liquidity and expects sufficient cash flow from future operations to meet its capital needs. The Company filed its 1993 federal income tax return in early April 1994, and as a result of a reported tax loss, received in May a refund in excess of $37 million for prior years' federal income taxes.

ACQUISITIONS AND CAPITAL EXPENDITURES

  Capital expenditures, excluding acquired businesses, were $53.5 million for the six months ended June 30, 1994, and $108.0 million for the comparable period in 1993.

  During the first six months of 1994, the Company acquired six businesses for $53.4 million in cash and notes. During the first six months of 1993, the Company acquired the minority interest of Brand as a result of the Rust-Brand merger, plus ten businesses, for 3.1 million shares of Rust common stock and $221.8 million in cash and notes. See Notes to Consolidated Financial Statements for a schedule showing the pro forma effect of businesses acquired in 1993 and 1994, as if they had been acquired as of January 1, 1993.

DERIVATIVES

  From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on the earnings of its foreign subsidiaries and on its equity income from WM International. Although the Company's purpose for using such derivatives is to hedge currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and, accordingly, must be marked to market at the end of each accounting period. Gains and losses on currency derivatives to date have not been material. See Notes to Consolidated Financial Statements for further discussion of the use of and accounting for such instruments and the portfolio as of June 30, 1994.

CAPITAL STRUCTURE

  The Company and Rust each has an agreement with WMX under which WMX provides a financing commitment up to $810 million for the Company and up to $350 million for Rust. Any indebtedness of the Company or Rust may be converted, at the option of the borrower, to a term loan with either a fixed or floating interest rate. The interest rates and terms of such loans will generally be WMX's costs of funds for loans of similar maturity. Borrowings under these agreements are classified as long-term debt. Interest on other indebtedness is charged at a rate equal to WMX's effective 30-day commercial paper rate plus a number of basis points sufficient to reimburse WMX for its cost of obtaining funds. On December 31, 1993, Rust converted $50 million of its borrowings from WMX to a 5.75% term loan due December 31, 1998. In addition to the above financing commitments, in August 1993, WMX increased the amount of the credit facility for Rust by an additional $100 million which has been converted to a five-year term loan providing for a lump-sum repayment on December 31, 1998 with interest at the rate of 6% per annum.

  On June 30, 1994, the Company repurchased for approximately $58 million certain of its Liquid Yield Option Notes ("LYONs") due 2010 in an aggregate principal amount at maturity of $150.8 million. The repurchase was funded by a $60 million increase to $810 million in the Company's financing commitment from WMX. Holders of the remaining LYONs ($334.9 million aggregate principal amount at maturity) may require the Company to repurchase LYONs on each June 30 at a price equal to the issue price plus accrued original issue discount to the repurchase date (approximately $129.2 million as of June 30, 1994).

  The Board of Directors of the Company has authorized the repurchase of up to 10 million shares of its common stock over a 48-month period ending in November 1994. The Company did not repurchase any shares during either the first or second quarters of 1994.

  In August 1993, the Board of Directors suspended indefinitely the payment of quarterly cash dividends on the Company's common stock.

  Debt was 54.9% of total capital at June 30, 1994 compared to 55.9% at December 31, 1993. This ratio includes minority interest in subsidiaries as part of total capital. The Company expects to reduce this ratio during the remainder of 1994 through reduced capital expenditures and cash flow from operations.


SUBSEQUENT EVENT

  On July 28, 1994, WMX made a proposal to acquire all of the outstanding shares of the Company which it does not already own. Under the proposal, each holder of the Company's shares (other than WMX) would receive .27 WMX shares for each share of Company common stock held. The transaction is subject to the approval of both a committee of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by WMX) voting at a stockholders' meeting.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

  Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of June 30, 1994, the Company was involved in four such proceedings relating to operations of the Company or one of its subsidiaries where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

  After the end of the quarter, several purported class action lawsuits seeking injunctive relief and unspecified money damages were filed in the Chancery Court for New Castle County, Delaware against the Company, WMX Technologies, Inc. ("WMX") and the individual directors of the Company in connection with a July 28, 1994 proposal by WMX, the Company's majority stockholder, to acquire all of the shares of the Company's common stock which WMX does not own (the "WMX Proposal"). The WMX Proposal contemplates a merger in which the Company's stockholders (other than WMX) would receive .27 of a WMX share for each Company share held, subject to the approval of both a committee consisting of the Company's independent directors and the holders of a majority of the Company's outstanding shares (other than shares held by WMX) voting at a stockholders' meeting. The lawsuits allege, among other things, that the defendants have breached their fiduciary duties to the Company's minority stockholders because the merger consideration contemplated by the WMX Proposal is inadequate and unfair and no adequate means exists to ensure that the interests of such stockholders will be protected in respect of the WMX Proposal. The Company believes that its actions and those of its Board of Directors in connection with the WMX Proposal have been in accordance with Delaware law. Accordingly, the Company intends to contest these lawsuits vigorously.

Item 4.  Submission of Matter to Vote of Security Holders.
         ------------------------------------------------

  At the Company's annual meeting of stockholders on May 5, 1994, a proposal to elect the nominees listed in the following table as directors of the Company was submitted to the vote of the Company's stockholders. The following table also shows the results of voting as to each nominee:

     Nominee               Votes For   Votes Withheld
     -------              -----------  --------------

     Donald F. Flynn      189,527,419      295,663
     Peter H. Huizenga    189,526,322      296,760
     Peer Pedersen        189,522,578      300,504

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a)  Exhibits.

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



                                            /s/ Jerome D. Girsch
                                    ------------------------------------
                                    Jerome D. Girsch,
                                    Executive Vice President,
                                    Treasurer and Controller

Dated:  August 12, 1994

                        CHEMICAL WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
- ---------------------------------

2    None

4    None

10 Amendment No. 1 to Second Amended and Restated Corporate and Administrative Services Agreement dated as of May 17, 1993 between registrant and WMX Technologies, Inc.

11   None

15   None

18   None

19   None

22   None

23   None

24   None

99   None



- ---------------
*  Exhibits not listed are inapplicable.