Form 10-Q
period 1994-09-30
CHEMICAL WASTE MANAGEMENT INC
filed 1994-11-14
CIK 800287

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For Quarter Ended September 30, 1994         Commission File No. 1-9253

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         CHEMICAL WASTE MANAGEMENT, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                      36-2989152
 -------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


3001 Butterfield Road, Oak Brook, Illinois                 60521
- ------------------------------------------              ----------
(Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code      (708) 218-1500
                                                       --------------------

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

As of November 1, 1994, the registrant had issued and outstanding an aggregate of 209,143,793 shares of its common stock.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

PART I.  Financial Information:                             PAGE

Consolidated balance sheets as of December 31, 1993
     and September 30, 1994................................   3

Consolidated statements of income for the three-month and
     nine-month periods ended September 30, 1993 and 1994..   5

Consolidated statements of stockholders' equity for
     the nine-month periods ended September 30, 1993
     and 1994..............................................   6

Consolidated statements of cash flows for the
     nine-month periods ended September 30, 1993 and 1994..   7

Notes to consolidated financial statements.................   8

Management's discussion and analysis of financial
     condition and results of operations...................  18

PART II.  Other Information................................  25


                                     *****

                         PART I. FINANCIAL INFORMATION
                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                (000's omitted)

                                     ASSETS

                                                      December 31,   September 30,
                                                          1993            1994
                                                      ------------   -------------
CURRENT ASSETS:
 Cash                                                  $    2,592      $   16,479
 Short-term investments                                     1,906           2,061
 Accounts receivable, less reserve of
  $14,040 in 1993 and $15,532 in 1994                     512,986         530,507
 Employee receivables                                       1,134           1,038
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                       185,867         200,931
 Refundable income taxes                                   54,002           1,836
 Prepaid expenses                                          78,905          77,980
                                                       ----------      ----------
                Total Current Assets                   $  837,392      $  830,832
                                                       ----------      ----------

PROPERTY AND EQUIPMENT, at cost:
 Land, primarily disposal sites                        $  402,954      $  392,110
 Buildings                                                234,837         239,808
 Vehicles and equipment                                   898,262         906,188
 Leasehold improvements                                    13,032          13,260
                                                       ----------      ----------
                                                       $1,549,085      $1,551,366

 Less-Accumulated depreciation
  and amortization                                       (382,157)       (421,626)
                                                       ----------      ----------
                Total Property and Equipment, Net      $1,166,928      $1,129,740
                                                       ----------      ----------

OTHER ASSETS:
 Intangible assets relating to acquired
  businesses, net                                      $  708,473      $  789,847
 Investments                                              236,803         269,965
 Sundry                                                   133,069         132,442
 Deferred income taxes                                     41,379           8,366
                                                       ----------      ----------
                Total Other Assets                     $1,119,724      $1,200,620
                                                       ----------      ----------
                      Total Assets                     $3,124,044      $3,161,192
                                                       ==========      ==========

The accompanying notes are an integral part of these balance sheets.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                      (000's omitted except share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,   September 30,
                                                          1993            1994
                                                      ------------   -------------
CURRENT LIABILITIES:
 Portion of long-term debt payable
  within one year                                      $  186,086      $  137,223
 Accounts payable                                         173,155         137,558
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                        43,579          59,139
 Accrued expenses                                         201,932         186,985
                                                       ----------      ----------
                Total Current Liabilities              $  604,752      $  520,905
                                                       ----------      ----------

DEFERRED ITEMS                                         $  238,743      $  180,135
                                                       ----------      ----------

LONG-TERM DEBT:
 Due to WMX Technologies, Inc.                         $1,134,596      $1,203,917
 Other long-term debt, less portion
  payable within one year                                  58,318          75,657
                                                       ----------      ----------
                Total Long-Term Debt                   $1,192,914      $1,279,574
                                                       ----------      ----------

MINORITY INTEREST IN SUBSIDIARIES                      $  392,716      $  427,295
                                                       ----------      ----------

COMMITMENTS AND CONTINGENCIES                          $               $
                                                       ----------      ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value; 500,000,000 shares
  authorized; 212,422,463 issued in 1993 and 1994      $    2,124      $    2,124
 Additional paid-in capital                               430,014         429,977
 Cumulative translation adjustment                        (37,353)        (25,700)
 Retained earnings                                        336,930         383,538
                                                       ----------      ----------
                                                       $  731,715      $  789,939
 Less-Treasury stock, at cost; 3,291,170
  shares in 1993 and 3,278,670 in 1994                    (36,796)        (36,656)
                                                       ----------      ----------
                Total Stockholders' Equity             $  694,919      $  753,283
                                                       ----------      ----------

                      Total Liabilities and
                        Stockholders' Equity           $3,124,044      $3,161,192
                                                       ==========      ==========

The accompanying notes are an integral part of these balance sheets.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                    (000's omitted except per share amounts)


                                        Three Months Ended September 30   Nine Months Ended September 30
                                        --------------------------------  -------------------------------
                                              1993             1994            1993             1994
                                        ---------------   --------------  -------------    --------------
REVENUE                                    $ 541,565         $583,876       $1,570,987       $1,690,711
                                           ---------         --------       ----------       ----------

COSTS AND EXPENSES:
 Operating                                 $ 435,196         $468,743       $1,250,212       $1,334,133
 Special charge                              550,000               --          550,000               --
 Selling and administrative                   75,469           66,617          213,391          213,521
 Interest expense                             10,380           15,746           25,404           43,814
 Interest income                              (3,033)            (623)          (3,696)          (2,250)
 Equity in earnings of affiliate              (3,516)          (3,962)         (10,186)         (11,293)
 Minority interest                             9,283            7,509           28,659           21,745
 Sundry income, net                           (1,426)            (709)         (15,907)          (1,819)
 Gains on issuance of stock
  by subsidiary                                   --               --          (10,462)              --
                                           ---------         --------       ----------       ----------

Income (Loss) Before Income Taxes          $(530,788)        $ 30,555       $ (456,428)      $   92,860

Provision (Benefit) for Income Taxes        (170,904)          15,533         (140,414)          46,252
                                           ---------         --------       ----------       ----------

NET INCOME (LOSS)
 FOR THE PERIOD                            $(359,884)        $ 15,022       $ (316,014)      $   46,608
                                           =========         ========       ==========       ==========

AVERAGE SHARES AND EQUIVALENT
 SHARES OUTSTANDING DURING
 THE PERIOD                                  209,641          209,189          211,170          209,180
                                           =========         ========       ==========       ==========

EARNINGS (LOSS) PER COMMON AND
 COMMON EQUIVALENT SHARE                      $(1.72)           $0.07           $(1.50)           $0.22
                                           =========         ========       ==========       ==========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)

                                            ADDITIONAL   CUMULATIVE
                                  COMMON     PAID-IN    TRANSLATION    RETAINED   TREASURY
                                  STOCK      CAPITAL     ADJUSTMENT    EARNINGS     STOCK
                                 --------  -----------  -----------   ----------  ---------
Balance at January 1, 1993        $2,123    $505,217     $(19,198)    $ 658,439    $     --

Net loss for the period               --          --           --      (316,014)         --

Cash dividends                        --          --           --       (21,193)         --

Stock issued upon exercise
 of stock options                      1       1,410           --            --         170

Treasury stock received in
 connection with exercise
 of stock options                     --          --           --            --         (27)

Tax benefit of non-qualified
 stock options exercised              --         453           --            --          --

Cumulative translation
 adjustment of foreign
 currency statements                  --          --      (14,241)           --          --

Investment in Rust
 International Inc.                   --     (77,066)          --            --          --

Stock repurchases
 (3,300,300 shares)                   --          --           --            --     (36,939)
                                  ------   ---------     --------     ---------    --------

Balance at September 30, 1993     $2,124    $430,014     $(33,439)    $ 321,232    $(36,796)
                                  ======   =========     ========     =========    ========

Balance at January 1, 1994        $2,124    $430,014     $(37,353)    $ 336,930    $(36,796)

Net income for the period             --          --           --        46,608          --

Stock issued upon exercise
 of stock options                     --         (37)          --            --         140

Cumulative translation
 adjustment of foreign
 currency statements                  --          --       11,653            --          --
                                  ------   ---------     --------     ---------    --------

Balance at September 30, 1994     $2,124    $429,977     $(25,700)    $ 383,538    $(36,656)
                                  ======   =========     ========     =========    ========

The accompanying notes are an integral part of these statements.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1993 AND 1994
                                  (unaudited)
                                (000's omitted)

                                                                      1993        1994
                                                                   ----------  ----------
OPERATING ACTIVITIES
- --------------------
  Net income (loss)                                                $(316,014)  $  46,608
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                                     84,644      94,653
    Interest on LYONs                                                  8,744       7,315
    Undistributed earnings of equity investee                        (10,186)    (11,293)
    Gain from stock transactions of subsidiary                       (10,462)         --
    Special charge, net of tax                                       363,000          --
    Gain on sale of property and equipment and investments           (13,527)        (70)
  Changes in assets and liabilities net of effects
   of acquired companies:
    Accounts receivable                                               (6,854)      3,471
    Costs and estimated earnings in excess of
     billings on uncompleted contracts, net                           (7,810)      1,408
    Prepaid expenses and refundable income taxes                         (25)     52,225
    Accounts payable                                                 (38,291)    (42,799)
    Accrued expenses                                                 (70,996)    (54,862)
    Deferred other items                                             (12,689)    (67,715)
    Sundry                                                              (770)     (3,992)
    Minority interest in subsidiaries                                 27,869      32,938
    Deferred income taxes                                             39,012      43,655
                                                                   ---------   ---------
Net Cash from Operating Activities                                 $  35,645   $ 101,542
                                                                   ---------   ---------

INVESTING ACTIVITIES
- --------------------
  Short-term investments                                           $  (2,036)  $    (155)
  Purchases of property and equipment                               (172,786)    (78,739)
  Transfer of property and equipment, net with WMX and affiliates     10,299       4,549
  Purchases of companies, net of cash acquired                      (292,442)    (54,029)
  Proceeds from sale of property and equipment and investments        40,263      13,869
                                                                   ---------   ---------
Net Cash used for Investing Activities                             $(416,702)  $(114,505)
                                                                   ---------   ---------

FINANCING ACTIVITIES
- --------------------
  Increase in borrowings from WMX                                  $ 498,721   $  69,321
  Proceeds from issuance of indebtedness                                  --      24,161
  Payments on debt                                                   (48,685)    (66,735)
  Common stock repurchases                                           (36,939)         --
  Preferred stock repurchase                                          (5,000)         --
  Proceeds from exercise of stock options, net                         2,007         103
  Dividends paid                                                     (21,193)         --
                                                                   ---------   ---------
Net Cash from Financing Activities                                 $ 388,911   $  26,850
                                                                   ---------   ---------

Net Increase in Cash                                               $   7,854   $  13,887
  Cash at beginning of period                                          3,552       2,592
                                                                   ---------   ---------
Cash at End of Period                                              $  11,406   $  16,479
                                                                   =========   =========

Additional disclosure:
  Liabilities assumed in acquisitions of businesses                $ 255,755   $  75,800
                                                                   =========   =========
  Interest paid, net of amounts capitalized                        $  16,660   $  37,396
                                                                   =========   =========
  Income taxes paid (refunds received), net                        $  19,255   $ (55,214)
                                                                   =========   =========

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


Income Taxes -

The following table sets forth the provision for income taxes for the three months and nine months ended September 30, 1993 and 1994:

                                                  Three Months Ended September 30    Nine Months Ended September 30
                                                 ---------------------------------  --------------------------------
                                                       1993              1994             1993             1994
                                                 -----------------  --------------  ----------------  --------------
Currently payable                                    $ (17,850)        $(5,173)        $  (5,115)        $(1,317)
Deferred                                              (152,941)         20,775          (134,960)         47,774
Amortization of deferred investment credit                (113)            (69)             (339)           (205)
                                                     ---------         -------         ---------         -------
                                                     $(170,904)        $15,533         $(140,414)        $46,252
                                                     =========         =======         =========         =======

Consolidating Financial Statements -

The following consolidating statements of income show the Company's core business and its Rust International Inc. ("Rust") subsidiary for the three months and nine months ended September 30, 1993 and 1994.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                 For the Three Months Ended September 30, 1993*
                                  (unaudited)
                    (000's omitted except per share amount)


                                           Core
                                           CWM          Rust       Eliminations     Consolidated
                                        ----------    ---------    -------------    -------------

Revenue                                 $ 169,698     $390,338       $(18,471)        $ 541,565
                                        ---------     --------       --------         ---------

Costs and Expenses:

  Operating                             $ 139,877     $313,790       $(18,471)        $ 435,196

  Special charge                          550,000           --             --           550,000

  Selling and administrative               33,612       41,857             --            75,469

  Interest expense                          7,415        2,965             --            10,380

  Interest income                          (2,692)        (341)            --            (3,033)

  Equity in earnings of affiliate              --       (3,516)            --            (3,516)

  Minority interest                           132           --          9,151             9,283

  Sundry expense (income), net                301       (1,727)            --            (1,426)
                                        ---------     --------       --------         ---------

Income (Loss) Before Income Taxes       $(558,947)    $ 37,310       $ (9,151)        $(530,788)

Provision (Benefit) for Income Taxes     (187,318)      16,414             --          (170,904)
                                        ---------     --------       --------         ---------

Net Income (Loss)                       $(371,629)    $ 20,896       $ (9,151)        $(359,884)
                                        =========     ========       ========         =========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                         209,641
                                                                                      =========

(Loss) Per Common and Common
  Equivalent Share                                                                       $(1.72)
                                                                                      =========

*Certain amounts have been restated to conform to 1994 classifications.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                 For the Three Months Ended September 30, 1994
                                  (unaudited)
                    (000's omitted except per share amount)


                                             Core
                                             CWM       Rust     Eliminations   Consolidated
                                          ---------  ---------  -------------  -------------

Revenue                                   $149,989   $443,000      $(9,113)       $583,876
                                          --------   --------      -------        --------

Costs and Expenses:

  Operating                               $106,926   $370,930      $(9,113)       $468,743

  Selling and administrative                23,121     43,496           --          66,617

  Interest expense                          10,501      5,245           --          15,746

  Interest income                             (237)      (386)          --            (623)

  Equity in earnings of affiliate               --     (3,962)          --          (3,962)

  Minority interest                            256        (38)       7,291           7,509

  Sundry income, net                          (263)      (446)          --            (709)
                                          --------   --------      -------        --------

Income Before Income Taxes                $  9,685   $ 28,161      $(7,291)       $ 30,555

Provision for Income Taxes                   3,989     11,544           --          15,533
                                          --------   --------      -------        --------

Net Income                                $  5,696   $ 16,617      $(7,291)       $ 15,022
                                          ========   ========      =======        ========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                    209,189
                                                                                  ========

Earnings Per Common and Common
  Equivalent Share                                                                   $0.07
                                                                                  ========

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                 For the Nine Months Ended September 30, 1993*
                                  (unaudited)
                    (000's omitted except per share amount)


                                             Core
                                             CWM         Rust      Eliminations   Consolidated
                                          ----------  -----------  -------------  ------------

Revenue                                   $ 495,558   $1,123,901     $(48,472)     $1,570,987
                                          ---------   ----------     --------      ----------

Costs and Expenses:

  Operating                               $ 383,579   $  915,105     $(48,472)     $1,250,212

  Special charge                            550,000           --           --         550,000

  Selling and administrative                 97,753      115,638           --         213,391

  Interest expense                           19,668        5,736           --          25,404

  Interest income                            (2,852)        (844)          --          (3,696)

  Equity in earnings of affiliate                --      (10,186)          --         (10,186)

  Minority interest                             175        3,278       25,206          28,659

  Sundry income, net                        (12,619)      (3,288)          --         (15,907)

  Gains on issuance of
   stock by subsidiary                      (10,462)          --           --         (10,462)
                                          ---------   ----------     --------      ----------

Income (Loss) Before Income Taxes         $(529,684)  $   98,462     $(25,206)     $ (456,428)

Provision (Benefit) for Income Taxes       (180,268)      39,854           --        (140,414)
                                          ---------   ----------     --------      ----------

Net Income (Loss)                         $(349,416)  $   58,608     $(25,206)     $ (316,014)
                                          =========   ==========     ========      ==========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                       211,170
                                                                                    =========

(Loss) Per Common and Common
  Equivalent Share                                                                 $    (1.50)
                                                                                   ==========

*Certain amounts have been restated to conform to 1994 classifications.

                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 1994
                                  (unaudited)
                    (000's omitted except per share amount)


                                           Core
                                           CWM        Rust      Eliminations   Consolidated
                                        ---------  -----------  -------------  -------------

Revenue                                 $481,664   $1,240,818     $(31,771)      $1,690,711
                                        --------   ----------     --------       ----------

Costs and Expenses:

  Operating                             $336,795   $1,029,109     $(31,771)      $1,334,133

  Selling and administrative              82,392      131,129           --          213,521

  Interest expense                        28,137       15,677           --           43,814

  Interest income                           (820)      (1,430)          --           (2,250)

  Equity in earnings of affiliate             --      (11,293)          --          (11,293)

  Minority interest                        1,064           --       20,681           21,745

  Sundry income, net                        (354)      (1,465)          --           (1,819)
                                        --------   ----------     --------       ----------

Income Before Income Taxes              $ 34,450   $   79,091     $(20,681)      $   92,860

Provision for Income Taxes                14,296       31,956           --           46,252
                                        --------   ----------     --------       ----------

Net Income                              $ 20,154   $   47,135     $(20,681)      $   46,608
                                        ========   ==========     ========       ==========

Average Shares and Equivalent Shares
  Outstanding During the Period                                                     209,180
                                                                                 ==========

Earnings Per Common and Common
  Equivalent Share                                                               $     0.22
                                                                                 ==========

Business Combinations -

Excluding the formation of Rust in January 1993, all businesses acquired by the Company have been accounted for as purchases and are included in the financial statements from the date of acquisition.

During 1993, the Company acquired 17 businesses (including the minority interest in The Brand Companies, Inc. ("Brand") as a result of the Rust-Brand merger) for $301 million in cash and notes and approximately 3.1 million shares of common stock of Rust. During 1994, the Company acquired six businesses for $54.0 million in cash and notes.

The following summarizes the effect of businesses acquired and accounted for as purchases in 1993 and 1994 as if they had been acquired as of January 1, 1993.

                                                    Nine Months Ended September 30
                                                   --------------------------------
                                                        1993             1994
                                                   ---------------  ---------------
     Revenue as reported                              $1,570,987       $1,690,711

     Revenue of purchased businesses for
       period prior to acquisition                       211,487            3,644
                                                      ----------       ----------

     Pro forma revenue                                $1,782,474       $1,694,355
                                                      ==========       ==========

     Net income as reported                           $ (316,014)      $   46,608

     Net income of purchased businesses for
       period prior to acquisition                         3,083              121

     Adjustment for interest and amortization
       of cost in excess of market value of
       net assets acquired                                (5,288)             (70)
                                                      ----------       ----------

     Pro forma net income                             $ (318,219)      $   46,659
                                                      ==========       ==========

     Earnings per share as reported                   $    (1.50)      $      .22

     Effect of purchased businesses for period
       prior to acquisition                                 (.01)              --
                                                      ----------       ----------

     Pro forma earnings per share                     $    (1.51)      $      .22
                                                      ==========       ==========

Equity Investments -

Rust holds a 12% beneficial interest in Waste Management International plc ("WM International"). WMX Technologies, Inc. ("WMX"), which is the majority owner of CWM, owns 56% of WM International. Selected financial data for WM International, stated in British Pounds Sterling and in accordance with U. S. generally accepted accounting principles, is as follows (000's omitted):


                                              Three Months                             Nine Months
                                           Ended September 30,                     Ended September 30,
                                         -----------------------                 -----------------------
                                         1993               1994                 1993               1994
                                    ---------------    ---------------      ---------------    ---------------
          Revenue                   (Pounds)235,136    (Pounds)288,815      (Pounds)690,868    (Pounds)831,738
          Operating income                   36,829             40,859               99,134            118,956
          Pre-tax income                     32,892             37,668               93,373            109,417
          Minority interest                   2,544              5,467                6,505             15,380
          Net income                         19,624             21,401               56,431             61,988

Debt-

On June 30, 1994, the Company repurchased for approximately $58 million Liquid Yield Option Notes ("LYONs") due 2010 in an aggregate principal amount at maturity of $150.8 million. The repurchase was funded by a $60 million increase to $810 million in the Company's financing commitment from WMX. Holders of the remaining LYONs ($334.9 million aggregate principal amount at maturity) may require the Company to repurchase LYONs on each June 30 at a price equal to the issue price plus accrued original issue discount to the repurchase date (approximately $131.0 million as of September 30, 1994).


Derivatives-

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

As of September 30, 1994, the Company was a party to the following average rate currency collars, structured as offsetting puts and calls with different strike prices (all options settle at expiration of the option period):

                                  Notional
             Currency              Amount             Duration
          --------------          --------          -------------
          Sterling                  22,500          Feb - Dec '94
          Deutschemark               5,300          Jan - Dec '94

The notional amounts of the contracts are used to measure cash payments at settlement and do not represent the amount of exposure to credit loss. In addition, the counterparties are major financial institutions which are expected to fully perform under the terms of the contract.


Restructuring -

In the third quarter of 1993, the Company completed a study of its business, announced a strategic reconfiguration of its operations to meet then current demand levels and recorded a special revaluation and restructuring charge of $550 million ($363 million after tax). The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $92.6 million through September 30, 1994, including $22.9 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. Based upon results for the third quarter and first nine months of 1994, the Company continues to believe that the full impact of the restructuring will reduce overhead, including depreciation and amortization, by approximately $60 million annually.


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

As a part of its ongoing operations, the Company provides for estimated closure and post-closure monitoring costs over the operating life of disposal sites as air space is consumed. The Company has also established procedures to evaluate potential remedial liabilities at closed sites which it owns or operated, or to which it transported waste, including 20 sites listed on the Superfund National Priority List ("NPL"). In the majority of situations, the Company's connection with NPL sites relates to allegations that its subsidiaries (or their predecessors) transported waste to the facilities in question, often prior to the acquisition of such subsidiaries by the Company. Where the Company concludes that it is probable that a liability has been incurred, provision is made in the financial statements.

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


Subsequent Event -

  On July 28, 1994, WMX made a proposal to acquire all of the approximately 44.9 million outstanding shares of the Company which it does not already own in a transaction whereby WMX would have exchanged .27 shares of its stock for each publicly held CWM share. WMX already owns 78.6% of the Company's outstanding shares.

  On October 14, 1994, following negotiations with a special committee of the Company's independent directors, WMX agreed to a revised proposal, in which the public shareholders of the Company will receive a WMX convertible subordinated note, described more fully below. The terms of the revised proposal were approved unanimously by the special committee of the Company's independent directors and approved by the Boards of Directors of both companies. The transaction, which will be taxable under the revised terms, remains subject to the approval of the holders of a majority of the Company's outstanding shares (other than those held by WMX) voting at a special meeting of the Company's stockholders expected to be held in January 1995.

  The new terms provide for the Company's stockholders to receive a convertible subordinated note due 2005, with a principal amount at maturity of $1,000, for every 81.1 of Company shares held. The notes will be subordinated to all existing and future indebtedness of WMX. Each note will bear cash interest from the date the Merger is consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below.

  At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $790.24 and $843.35, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption.

In addition, each note will be convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into a number of shares of WMX common stock to be determined by dividing the stated issue price per note by the average New York Stock Exchange closing prices of WMX common stock during the ten trading days immediately preceding the special meeting of the Company's stockholders to be held to consider the merger. The conversion rate will be not less than 21.90 shares nor more than 26.76 shares per note. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

                  PART II MANAGEMENT'S DISCUSSION AND ANALYSIS
                CHEMICAL WASTE MANAGEMENT, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

  The Company's consolidated revenue for the nine months ended September 30, 1994, was $1.691 billion compared to $1.571 billion for the nine months ended September 30, 1993. Net income amounted to $46.6 million for the nine months ended September 30, 1994, compared to a net loss of $316.0 million for the first nine months of 1993. The first nine months of 1993 included a $550 million ($363 million after-tax) special asset revaluation and restructuring charge, an approximate $8 million net of tax gain from the sale of stock held for investment and a $10.5 million non-taxable gain related to the merger of The Brand Companies, Inc. ("Brand") into a wholly-owned subsidiary of Rust International Inc. ("Rust"). Earnings per share were $.22 in the first nine months of 1994 compared to a loss per share of $(1.50) for the same nine-month period a year earlier. The 1993 nine-month period included approximately $.09 attributable to the gain from the stock sale and the Rust-Brand merger and $(1.74) related to the special charge.

  Consolidated revenue for the three months ended September 30, 1994, was $583.9 million compared to $541.6 million reported in the third quarter of 1993. Net income for the third quarter of 1994 totalled $15.0 million whereas there was a net loss of $359.9 million in the third quarter of 1993. The year earlier quarter included the special charge noted above.

REVENUE

  The Company provides hazardous waste transportation, treatment, resource recovery and disposal services as part of its core business. Through Rust, its 56% owned subsidiary, the Company also provides engineering, construction and environmental and infrastructure consulting services, and environmental remediation and other on-site industrial services. Rust also operated an asbestos abatement business through the first four months of 1993. Revenue for the three-month and nine-month periods ended September 30, 1993 and 1994 is as follows (000's omitted):

                                             Three Months               Nine Months
                                      -------------------------   -----------------------
                                          1993          1994         1993        1994
                                      ------------  -----------   ----------  -----------

      Core business                     $169,698      $149,989    $  495,558   $  481,664

      Engineering, construction
      and consulting services            205,601       260,827       573,260      707,612

      Remediation and industrial
      services                           184,737       182,173       518,876      533,206

      Asbestos abatement                      --            --        31,765           --

      Intercompany revenue               (18,471)       (9,113)      (48,472)     (31,771)
                                        --------      --------    ----------    ---------

                                        $541,565      $583,876    $1,570,987   $1,690,711
                                        ========      ========    ==========   ==========

   Core business revenue in the three months ended September 30, 1994, decreased $19.7 million or 11.6% compared to the same three months of 1993, reflecting the continuing impact of changes which have affected the hazardous waste industry, including the decline in off-site waste volumes from environmental cleanup projects, the lack of regulatory "drivers", the shift of special wastes to subtitle D facilities, waste minimization and recycling, and overcapacity in the incineration markets. Third quarter 1994 core business revenue was also impacted as a result of substantially reduced low-level radioactive waste volumes received at the Company's disposal facility in Barnwell, SC which was restricted by the state of South Carolina to customers within an eight-state region in the southeastern United States (the "Southeast Compact") after June 30, 1994. Price increases for low-level radioactive waste disposal effective July 1, 1994, more than offset price declines during the third quarter of 1994 in the remainder of the Company's core business.

   Core business revenues declined $13.9 million or 2.8% in the first nine months of 1994 compared to the same nine month period in 1993. The more modest decline during the nine-month period compared to the third quarter of 1994 results from the strong second quarter 1994 disposal volume at the Company's facility in Barnwell from customers outside the Southeast Compact whose access to the facility ended on June 30, 1994. South Carolina earlier adopted legislation which allows the Barnwell site to continue operating until December 31, 1995, to serve customers located within this region. The North Carolina Low Level Radioactive Waste Management Authority has voted to select a site in that state for development by the Company as a replacement regional disposal facility for the Southeast Compact, but the Company is unable to predict when, if ever, its efforts to develop a replacement site will be successful.

   Event business (generally large, non-recurring projects) was 9.0% of core business revenue in the 1994 third quarter, compared to 10.2% in the same quarter a year earlier. In the first nine months of 1994, event business was 8.6% of core business revenue compared to 10.9% for the first nine months of 1993. The decline in event business revenue is primarily due to the decline in off-site waste volumes from environmental cleanups.

   The following table analyzes core business revenue changes for the three and nine-month periods ended September 30, 1994, compared to 1993:

                                       Three       Nine
                                       Months     Months
                                       ------     ------
      Price                              4.2%      (0.6)%
      Purchased Business                 2.1        2.7
      Volume                           (17.9)      (4.9)
                                       -----      -----
                                       (11.6)%     (2.8)%
                                       =====      =====

   For engineering, construction and consulting services, the increase in revenue for the first nine months of 1994 compared to 1993 was primarily the result of acquisitions completed in the latter part of 1993 and the beginning of 1994. In addition, there were net increases in existing businesses in 1994 of $29.1 million in the third quarter, primarily the result of work on two pulp and paper product facilities, and $11.8 million for the nine months, compared to the same periods in 1993. Backlog in this business line at September 30, 1994, was $1,091 million.

   The increase in remediation and industrial services revenue for the first nine months of 1994 compared to 1993 was the result of acquisitions completed in the second half of 1993. This was offset by declines in existing businesses of $59.0 million due to severe weather in the first quarter of 1994 and scaffolding and industrial customers' delay of scheduled maintenance at their plants. In addition, the expected award of several large federal remediation contracts has been delayed. Net declines in existing businesses in the third quarter of 1994 from the third quarter of 1993 were $16.0 million and were due to continued customer delays. Backlog in this business line at September 30, 1994, was $556 million.

   The backlog in the two business lines above includes approximately $449 million in respect of several Department of Defense contracts awarded to Rust, including two Total Environmental Restoration Contracts. There can be no assurance that specific projects identified and performed by Rust pursuant to such contracts will result in aggregate revenues of $449 million over the remaining terms of such contracts.

   Rust's revenue from affiliates was 13.8% of its revenue for the first nine months of 1994 and 15.4% for the first nine months of 1993.

OPERATING EXPENSES

   Operating expenses as a percentage of consolidated revenue declined for both the third quarter and the first nine months of 1994 compared to the same periods in 1993. Cost savings achieved in the core business from the restructuring begun in the third quarter of 1993 were partially offset by the effects of severe weather in the first quarter and project delays which resulted in less efficient personnel utilization. Both the core business and Rust have experienced shifts toward lower margin revenues in 1994.

SELLING AND ADMINISTRATIVE EXPENSES

   Selling and administrative expenses as a percentage of revenue for the core business were 15.4% and 17.1% of revenue in the third quarter and for the first nine months of 1994, respectively, compared to 19.8% and 19.7%, respectively, for the comparable periods in 1993. Cost savings in the core business resulted from the restructuring begun in the fourth quarter of 1993. These savings were partially offset by a total of $7.3 million, including $2.0 million in the third quarter, of development expenses reimbursed to Rust in 1994 pursuant to an agreement entered into in connection with the formation of Rust in January 1993. The Company agreed to reimburse Rust for certain business development expenses in an amount not to exceed $10 million in each of 1993 and 1994. Rust has the right to defer the Company's obligation to reimburse such expenses from year to year until December 31, 1997. Such reimbursement for 1993 was deferred. The Company is not in a position to estimate the timing or the amount of such development expenses which may be charged to the Company in any future quarters.

   Rust selling and administrative expenses as a percentage of revenue in 1994 compared to 1993 were 9.8% compared to 10.7% for the third quarter and 10.6% compared to 10.3% for the nine months. The percentage decline between quarters is attributable to revenue growth of 13.5% between the quarters (as discussed above), and the somewhat fixed nature of such expenses. The increase over the nine-month period is attributable to the revenue volume declines and the increased acquisition activity in 1993 and 1994. The level of selling and administrative expenses associated with acquired companies was higher than that of existing operations. Acquisitions tend to initially increase costs as a percent of revenue, but the situation generally reverses as the companies are integrated into existing operations.

INTEREST

   Consolidated interest expense increased to 2.6% of consolidated revenue for the nine months ended September 30, 1994, compared to 1.6% for the nine months ended September 30, 1993. Higher interest rates and debt levels in the latter part of 1993 and in 1994 are the cause.

EQUITY IN EARNINGS OF AFFILIATES

   Waste Management International plc ("WM International"), in which Rust holds a 12% equity interest, is a leading international provider of waste management and related services and includes essentially all of the waste management operations of WMX Technologies, Inc. ("WMX") outside of North America. It currently has operations in Europe, the Pacific Rim and South America. WMX and Wheelabrator Technologies Inc. own 56% and 12%, respectively, of WM International. Selected financial information for WM International for the three and nine-month periods ended September 30, 1993 and 1994, stated in British Pounds Sterling and in accordance with United States generally accepted accounting principles, is set forth in the Notes to Consolidated Financial Statements.

MINORITY INTEREST

   The decline in minority interest is principally due to Rust's acquisition of the minority interest in Brand during the second quarter of 1993. However, as of January 1, 1994, as part of its core business, the Company acquired a majority interest in a Mexican hazardous waste management services company resulting in an increase in minority interest.

INCOME TAXES

   The consolidated provision (benefit) for income taxes rose to 49.8% of income before taxes in the first nine months of 1994 from 30.8% in the first nine months of 1993 for several reasons. Increased amortization of intangibles, which for the most part is not tax deductible, resulted in a higher effective tax rate. The increase in amortization of intangibles was due primarily to acquisitions completed by Rust during the latter part of 1993 and in the first nine months of 1994, and the purchase of the minority interest in Brand. The recognition of a $10,462,000 non-taxable gain related to the Rust-Brand merger during the second quarter of 1993 had the effect of reducing the effective tax provision for the first nine months of 1993.

RESTRUCTURING

   In the third quarter of 1993, the Company completed a study of its business, announced a strategic reconfiguration of its operations to meet then current demand levels and recorded a special revaluation and restructuring charge of $550 million ($363 million after tax). The special charge consisted of $381 million to write down assets, primarily incinerators, and $169 million for the probable cash expenditures related to its program to reduce costs, improve efficiency and structure the Company to meet current market demand. Of the $169 million provided for probable cash expenditures, the Company has spent $92.6 million through September 30, 1994, including $22.9 million related to personnel actions. The Company expects the balance, except for closure and post-closure costs, to be expended by the end of 1994. Based upon results for the third quarter and first nine months of 1994, the Company continues to believe that the full impact of the restructuring will reduce overhead, including depreciation and amortization, by approximately $60 million annually.


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

   At September 30, 1994, the Company had working capital of $309.9 million compared to working capital at December 31, 1993, of $232.6 million. The Company believes that it has adequate liquidity and expects sufficient cash flow from future operations to meet its capital needs.

ACQUISITIONS AND CAPITAL EXPENDITURES

   Capital expenditures, excluding acquired businesses, were $78.7 million for the nine months ended September 30, 1994, and $172.8 million for the comparable period in 1993.

   During the first nine months of 1994, the Company acquired six businesses for $54.0 million in cash and notes. During the first nine months of 1993, the Company acquired the minority interest of Brand as a result of the Rust-Brand merger, plus fifteen businesses, for 3.1 million shares of Rust common stock and $292.4 million in cash and notes. See Notes to Consolidated Financial Statements for a schedule showing the pro forma effect of businesses acquired in 1993 and 1994, as if they had been acquired as of January 1, 1993.

DERIVATIVES

   From time to time, the Company uses foreign currency derivatives to mitigate the impact of currency fluctuations on the earnings of its foreign subsidiaries and on its equity income from WM International. Although the Company's purpose for using such derivatives is to hedge currency risk, they do not qualify for hedge accounting under generally accepted accounting principles and, accordingly, must be marked to market at the end of each accounting period. Gains and losses on currency derivatives to date have not been material. See Notes to Consolidated Financial Statements for further discussion of the use of and accounting for such instruments and the portfolio as of September 30, 1994.

CAPITAL STRUCTURE

   The Company and Rust each has an agreement with WMX under which WMX provides a financing commitment up to $810 million for the Company and up to $350 million for Rust. Borrowings under these agreements are classified as long-term debt since any indebtedness of the Company or Rust may be converted, at the option of the borrower, to a term loan with either a fixed or floating interest rate. The interest rates and terms of such loans will generally be WMX's costs of funds for loans of similar maturity. Interest on other indebtedness is charged at a rate equal to WMX's effective 30-day commercial paper rate plus a number of basis points sufficient to reimburse WMX for its cost of obtaining funds. On December 31, 1993, Rust converted $50 million of its borrowings from WMX to a 5.75% term loan due December 31, 1998. In addition to the above financing commitments, in August 1993, WMX increased the amount of the credit facility for Rust by an additional $100 million which has been converted to a five-year term loan providing for a lump-sum repayment on December 31, 1998, with interest at the rate of 6% per annum.

   On June 30, 1994, the Company repurchased for approximately $58 million certain of its Liquid Yield Option Notes ("LYONs") due 2010 in an aggregate principal amount at maturity of $150.8 million. The repurchase was funded by a $60 million increase to $810 million in the Company's financing commitment from WMX. Holders of the remaining LYONs ($334.9 million aggregate principal amount at maturity) may require the Company to repurchase LYONs on each June 30 at a price equal to the issue price plus accrued original issue discount to the repurchase date (approximately $131.0 million as of September 30, 1994).

   The Board of Directors of the Company has authorized the repurchase of up to 10 million shares of its common stock over a 48-month period ending in November 1994. The Company has not repurchased any shares during 1994.

   In August 1993, the Board of Directors suspended indefinitely the payment of quarterly cash dividends on the Company's common stock.

   Debt was 54.5% of total capital at September 30, 1994, compared to 55.9% at December 31, 1993. This ratio includes minority interest in subsidiaries as part of total capital. The Company expects to reduce this ratio during the remainder of 1994 through reduced capital expenditures and cash flow from operations.

SUBSEQUENT EVENT

   On July 28, 1994, WMX made a proposal to acquire all of the approximately
44.9 million outstanding shares of the Company which it does not already own in a transaction whereby WMX would have exchanged .27 shares of its stock for each publicly held CWM share. WMX already owns 78.6% of the Company's outstanding shares.

   On October 14, 1994, following negotiations with a special committee of the Company's independent directors, WMX agreed to a revised proposal, in which the public shareholders of the Company will receive a WMX convertible subordinated note, described more fully below. The terms of the revised proposal were approved unanimously by the special committee of the Company's independent directors and approved by the Boards of Directors of both companies. The transaction, which will be taxable under the revised terms, remains subject to the approval of the holders of a majority of the Company's outstanding shares (other than those held by WMX) voting at a special meeting of the Company's stockholders expected to be held in January 1995.

   The new terms provide for the Company's stockholders to receive a convertible subordinated note due 2005, with a principal amount at maturity of $1,000, for every 81.1 of Company shares held. The notes will be subordinated to all existing and future indebtedness of WMX. Each note will bear cash interest from the date the Merger is consummated at the rate of two percent per annum of the $1,000 principal amount at maturity, payable semi-annually. The difference between the principal amount at maturity of $1,000 and the $717.80 stated issue price of each note represents the stated discount which, together with the cash interest payable on the notes, will accrue at a rate of 5.75 percent per annum (determined on a semi-annual bond equivalent basis) for purposes of determining the prices at which WMX may purchase or redeem notes, as described below.

   At the option of the holder, each note will be purchased for cash by WMX on March 15, 1998, and March 15, 2000, at prices of $790.24 and $843.35, respectively, which represent the stated issue price plus accrued stated discount to those dates. Accrued unpaid interest to those dates will also be paid. The notes will be redeemable by WMX after March 15, 2000 (but not before) for cash, at the stated issue price plus accrued stated discount and accrued but unpaid interest through the date of redemption.

   In addition, each note will be convertible at any time prior to maturity, unless previously purchased or redeemed by WMX, into a number of shares of WMX common stock to be determined by dividing the stated issue price per note by the average New York Stock Exchange closing prices of WMX common stock during the ten trading days immediately preceding the special meeting of the Company's stockholders to be held to consider the merger. The conversion rate will be not less than 21.90 shares nor more than 26.76 shares per note. Upon any such conversion, WMX will have the option of paying cash equal to the market value of the WMX shares which would otherwise be issuable.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

  Some of the businesses in which the Company is engaged are intrinsically connected with the protection of the environment and the potential for the unintended or unpermitted discharge of materials into the environment. In the ordinary course of conducting its business activities, the Company becomes involved in judicial and administrative proceedings involving governmental authorities at the federal, state and local level including, in certain instances, proceedings instituted by citizens or local governmental authorities seeking to overturn governmental action where governmental officials or agencies are named as defendants together with the Company or one or more of its subsidiaries, or both. In the majority of the situations where proceedings are commenced by governmental authorities, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of the applicable requirements. From time to time the Company pays fines or penalties in environmental proceedings relating primarily to waste treatment, storage or disposal facilities. As of September 30, 1994, the Company was involved in four such proceedings relating to operations of the Company or one of its subsidiaries where it is believed that sanctions involved in each instance may exceed $100,000. The Company believes that these matters will not have a material adverse effect on its results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

  During the quarter, several putative class action lawsuits, which had been filed between July 29 and August 5, 1994 in the Chancery Court of the State of Delaware in and for New Castle County and which seek injunctive relief and unspecified money damages against the Company, WMX Technologies, Inc. ("WMX") and the individual directors of the Company in connection with a July 28, 1994 proposal by WMX, the Company's majority stockholder, to acquire all of the shares of the Company's common stock which WMX does not own, were consolidated for all purposes into a single action captioned In re Chemical Waste Management, Inc. Shareholders Litigation. Discovery is ongoing in the consolidated action. The Company believes that its actions and those of its Board of Directors (including a Special Committee thereof consisting of independent directors) in connection with the proposed transaction which is the subject of the litigation have been in accordance with Delaware law. Accordingly, the Company intends to contest this lawsuit vigorously.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

  (a)   Exhibits.

        The exhibits to this report are listed in the Exhibit Index elsewhere herein.

  (b)   Reports on Form 8-K.

        The Company filed a report on Form 8-K dated July 28, 1994 reporting under Item 5 that WMX Technologies, Inc. had made a proposal to acquire through a merger all of the Company's outstanding shares which it does not own.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               /s/ Jerome D. Girsch
                                       --------------------------------------
                                       Jerome D. Girsch,
                                       Executive Vice President,
                                       Treasurer and Controller

Dated:  November 11, 1994

                        CHEMICAL WASTE MANAGEMENT, INC.

                                 EXHIBIT INDEX


Number and Description of Exhibit*
- ---------------------------------

2       None

4       None

10      None

11      None

15      None

18      None

19      None

22      None

23      None

24      None

27      Financial Data Schedule

99      None



- -------------
*  Exhibits not listed are inapplicable.